Form 10-K
period 2004-12-31
CBD Media Holdings LLC
filed 2005-03-31
CIK 1290719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-121185

CBD MEDIA HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	03-0395275
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

312 Plum Street, Suite 900 Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 397-6794

Securities registered pursuant to Section 12(b) of the Act: Title of Class: N/A

Securities registered pursuant to Section 12(g) of the Act: Title of Class: N/A

Name of exchange on which registered: N/A

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

CBD MEDIA HOLDINGS LLC

FORM 10-K

PART I

This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for CBD Media LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere throughout this Annual Report, and in the “Risk Factors” section of CBD Media’s Registration Statement on Form S-4, Registration No. 333-121185, filed with the SEC on January 28, 2005.

As used herein, unless the context otherwise requires:

•	the term “CBD Holdings” refers to CBD Media Holdings LLC;

•	the term “CBD Media” refers to CBD Media LLC, a wholly-owned subsidiary of CBD Holdings;

•	the term “CBD Investor” refers to CBD Investor, Inc., the direct parent of CBD Holdings;

•	the terms “we,” “us”, “our” or other similar terms refer to CBD Holdings and it subsidiaries, including our directory business, which is operated by CBD Media; and

•	“Cincinnati Bell Inc.” refers to Cincinnati Bell Inc., which was known as Broadwing prior to a corporate name change effective May 27, 2003.

ITEM 1.	BUSINESS

CBD Media

We are the twelfth largest directory publisher in the United States based on 2003 revenue. We are the exclusive directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census. We believe our directories captured an 87% share of the 2003 total directory advertising spending in the Cincinnati-Hamilton metropolitan area. In 2004, we published sixteen directories and distributed 2.4 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed 1 million copies in 2004. We generate our revenues primarily through the sale of advertising, and in 2004 had over 17,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,100 national advertisers. For the twelve months ended December 31, 2004, our revenue was $87.7 million and we have experienced year-over-year revenue growth since 1993.

We acquired our directory publishing business in March 2002 from Cincinnati Bell Inc., the owner and operator of Cincinnati Bell Telephone. As a part of this acquisition, we received an exclusive, royalty-free license to use the name “Cincinnati Bell Directory” to conduct our directory publishing business in the Cincinnati-Hamilton metropolitan area until March 2022. In addition, Cincinnati Bell Inc. and its subsidiaries and affiliates are contractually prohibited from competing with us in the directory publication business in the Cincinnati-Hamilton metropolitan area until March 2012.

The U.S. directory advertising industry has experienced stable and consistent revenue growth, with revenues for the industry increasing from approximately $5.8 billion in 1985 to approximately $14.9 billion in 2003, representing a compounded annual growth rate of approximately 5.7% for the period. We believe that print directories are, in many cases, the primary forms of advertising used by small and medium-sized businesses and are one of the most resilient forms of advertising in economic downturns. In addition, we believe that the annual publication cycle and the priority placement given to existing advertisers result in high customer retention rates by directory publishers even during poor economic times. During the last two recessions beginning in 1991 and 2001, the U.S. directory advertising industry experienced positive growth in spending, while other major forms of advertising media, including radio, television and newspaper, experienced spending declines.

Competitive Strengths

Dominant local market position. We have superior printed directory usage and possession statistics in the Cincinnati-Hamilton metropolitan area. According to a 2004 study prepared for us by the University of Cincinnati, we are the preferred yellow pages directory of 92% of the population of the Greater Cincinnati metropolitan area and have residential and business possession rates for 96% and 94%, respectively. We believe these usage statistics are, in part, responsible for our high advertiser satisfaction rates (5 year average of 71.5%—top 2 boxes), as well as our average local advertiser retention rate of over 80% in the last five years, which we believe is the highest in our market and compares favorably to other directories published under the local exchange carrier brand nationwide. We expect that Cincinnati Bell Telephone’s established market position and strong brand name will allow us to sustain our market share, maintain high usage trends for our directories and attract additional high-quality advertisers in the future.

Powerful brand name. In 2002, we entered into a twenty-year agreement with Cincinnati Bell Inc. that allows us to use the widely-recognized Cincinnati Bell name to market our directory products. The Cincinnati Bell brand has been in existence for over 100 years and its high regard among our consumers is evidenced by Cincinnati Bell Telephone’s receipt of the J.D. Power and Associates 2001 and 2002 awards for both Local Residential Telephone Customer Satisfaction-Mainstream Users and Residential Long Distance Customer Satisfaction-Mainstream Users, as well as the award for the Highest Overall Satisfaction Among Wireless Telephone Users in Cincinnati in 2002. Cincinnati Bell Telephone’s local ranking represents J.D. Power’s highest award for all local telephone companies in the United States. We believe our strategic relationship with Cincinnati Bell Telephone affords us brand recognition as the incumbent yellow pages provider and gives us a significant competitive advantage compared with directory publishers in our market that are not associated with the Cincinnati Bell brand.

Efficient operating model. We utilize select strategic partners, whom we believe are among the best operators in their respective industries, to provide sales, printing, distribution and billing support under long-term contracts. This business model allows us to realize best-in-industry service and cost efficiencies that directly contribute to our operating and free cash flow margins, which we believe are among the highest in the directory publishing industry. We are able to leverage our partners’ expertise and national experience, thereby minimizing ongoing capital expenditures and allowing our management to concentrate its focus on the strategic management of our business. We also believe that we are a significant customer of each of our key partners, which we believe enhances the quality of services that we receive.

Strong financial profile. Our business has been characterized by consistent revenue growth and high operating margins. Our revenue has increased each year since 1993, from approximately $58.7 million in 1993 to approximately $87.7 million in 2004, resulting in a compounded annual growth rate of nearly 4%. The stability of our financial results is driven by (i) our directory advertising sales, which are presold through one-year contracts typically paid on a monthly basis; (ii) our collection rate during the year ended December 31, 2004 of approximately 95% of gross accounts receivable, which we believe compares favorably to the collection rates of both other directories published under the local exchange carrier brand and independent directory publishers; (iii) our high advertising retention rates from existing customers, which have averaged over 80% over the last five years; and (iv) the fact that 85% of our operating expenses are tied to contracts with strategic partners and tend to be correlated with our revenue.

Favorable cash flow characteristics. Our business has strong cash flow characteristics due to the combination of our consistent revenue, strong operating margins, high collection rates, low capital expenditures, minimal working capital requirements, limited corporate overhead and a favorable tax position resulting from our acquisition from Cincinnati Bell Inc. in 2002. The timing of our cash inflows throughout the year is also predictable, as our customers typically pay for their advertisements in our directories in twelve equal monthly installments.

Attractive market demographics. We believe that the Cincinnati-Hamilton metropolitan area has a growing economy, a stable base of employment and a high percentage of service-based businesses. We believe service-based businesses, as an industry group, are more favorably disposed to advertise in yellow pages directories. The Cincinnati-Hamilton metropolitan area has experienced economic growth that has exceeded the national average over the past nine years. From 1994 to 2003, the Cincinnati Gross Regional Product grew at an estimated average annual rate of 3.6% compared to the national Gross Domestic Product average annual growth rate of 3% over the same period. The 2003 unemployment rate for the Cincinnati-Hamilton metropolitan area was 4.8%, well below the national unemployment rate of 5.8%, and 57% of newly created or retained jobs in 2001 were in the services industry. In addition, more than 370 Fortune 500 firms have a presence in Cincinnati, and eight of these firms have their headquarters in the region.

Diverse customer base. We have a large, diversified yellow pages customer base. In 2004, we served more than 17,000 local and approximately 1,100 national advertisers through our fifteen yellow pages directories. We believe that the significance of the directory advertising medium to these customers, along with the diversity of our customer base, mitigates the effect of downturns in the economy or any individual sector of the economy on our business as our operations are not dependent on any one particular advertiser or industry segment. In 2004, no single advertiser represented more than 0.6% of our revenue and our largest topical directory heading accounted for only 5.0% of our total revenue. In addition, in 2004, our top ten topical directory headings accounted for approximately 22.0% of total revenue.

Significant value for our target advertisers. We believe that directory advertising provides significant value to our customers and a value greater than that created by advertising in most other major forms of media. The 2.3 million yellow pages directories that were distributed to businesses and residences represent a broad spectrum of potential users and, in turn, offer our advertisers significant local reach. Directory advertising is also directional in nature, which means consumers typically use directories immediately before making a purchase, creating a meaningful value for advertisers in the directory. As a result, according to CRM Associates, it was estimated that in 2002 directory advertising produced a higher median return on investment ($51 for every $1 spent) than advertising in most other major forms of media, including newspapers ($34), radio ($19), magazines ($17) and television ($10).

Experienced management team. Our current management team has over 50 years combined experience with our business, with an average of approximately thirteen years of experience each. Our President and Chief Executive Officer, Douglas A. Myers, has worked at our business for the past sixteen years in a variety of positions prior to being appointed to his current role in 1999. John P. Schwing, our Chief Financial Officer, and David D. Miller, our Vice President of Sales and Operations, have served in senior management roles with us for the past eleven and fifteen years, respectively. The senior management’s relationships with the strategic partners involved in CBD Media’s operations are well-established and long-standing. In addition, each member of our senior management has an equity interest in our business.

Business Strategy

Increase revenue from existing local customer base. We have historically achieved annual revenue growth by selling additional advertising or services to our existing local customer base of more than 17,000 local customers, comprised primarily of small to medium-sized service businesses. By offering a larger ad display, color text instead of black and white, improved display placement under a heading, and a wide variety of specialty product offerings such as directory spine and back-cover advertising, we have been successful in generating higher average revenue per customer over time, the key focus of our sales force.

Expand product offerings and value-added services. We provide small and medium-sized businesses with a fully-integrated solution for their directory advertising needs. For many of our local advertisers, printed yellow pages advertising has historically been their primary or only means of advertising. Only 26% of our print customers currently advertise using our internet directory advertising site, cincinnatibellyellowpages.com. We have fully integrated this website in our local sales channel and have begun providing a bundled advertising product consisting of print and internet advertising to our customers. We believe that as the percentage of our customer base using our internet directory advertising products increases, we will be able to generate incremental revenue from these products. We are introducing additional advertising opportunities in our print directory product, such as front cover advertisements, which we expect will also allow us to generate additional incremental revenue from our customer base.

Leverage strategic partnerships. Our unique partnership-based business model allows us to generate operating margins which we believe, based on publicly available information, are among the highest in the directory publishing industry and allows our management team to focus on strategic growth. We will continue to use these partnerships to generate continued revenue growth while maintaining our strong operational margins. We believe that our selection of industry-leading strategic partners and our value to these partners has allowed us to achieve favorable operating results while avoiding significant capital expenditures and limiting corporate overhead.

Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the internet, billboards and direct mail. The entire U.S. advertising market was estimated to be $171.1 billion in 2002, with directory advertising capturing an approximate 8.7% share of the advertising market. Unlike other forms of advertising, directory advertising is characterized as primarily directional advertising (which refers to advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service). Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of regional Bell operating companies, or RBOCs, and other incumbent local telephone companies.

Directory advertising market size

It is estimated that the U.S. directory advertising industry generated sales of approximately $14.9 billion in 2003. The industry is characterized by steady and consistent growth with advertising spending increasing at a 4.3%, 4.6% and 4.1% compounded annual growth rate over the last five, ten and fifteen years, respectively. The following chart depicts the estimated size and growth of the U.S. directory advertising industry since 1985:

U.S. directory advertising: 1985 – 2003

Year	Growth	Spending
	(Dollars in billions)
1985	—	$5.8
1986	12.1%	6.5
1987	12.3	7.3
1988	6.6	7.8
1989	7.1	8.3
1990	7.2	8.9
1991	2.9	9.2
1992	1.5	9.3
1993	2.1	9.5
1994	3.2	9.8
1995	4.6	10.2
1996	4.8	10.7
1997	5.8	11.4
1998	6.5	12.1
1999	6.9	13.0
2000	7.8	14.0
2001	5.2	14.7
2002	1.1	14.9
2003	0.5	14.9

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2004. Reported Yellow Pages Advertising revenue includes revenue from Publisher’s Internet yellow pages operations.

Local versus national advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising spending. As shown in the table below, from 1998 to 2003, local print directory advertising constituted approximately 84.9% of total spending for the U.S. directory advertising industry. This is consistent with our experience, where for the period from January 1, 2004 to December 31, 2004, local advertising accounted for approximately 80.0% of our total revenue.

Local versus national U.S. directory advertising: 1998 – 2003

	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	CAGR ‘98-’03
	(Dollars in billions)
Local	$10.2	84.2%	$10.9	83.8%	$11.8	84.3%	$12.4	84.4%	$12.6	84.6%	$12.7	84.9%	4.5%
% growth yearly	5.6%		6.8%		7.9%		5.1%		1.3%		1.0%	4.9%
National	$1.9	15.8%	$2.0	16.2%	$2.2	15.7%	$2.3	15.6%	$2.3	15.4%	$2.2	15.1%	3.0%
% growth yearly	10.6%		7.1%		7.3%		6.0%		0.2%		(1.8%)

Total	$12.1	100.0%	$13.0	100.0%	$14.0	100.0%	$14.7	100.0%	$14.9	100.0%	$14.9	100.0%	4.3%
% growth yearly	6.5%		6.9%		7.8%		5.2%		1.1%		0.5%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2004. Publisher’s Internet Yellow Pages revenue is included in the Local Yellow Pages figures.

Competition within the industry

Presently, the industry can be divided into two major groups of directory advertising publishers: the directory businesses of RBOCs and other incumbent local telephone companies such as Cincinnati Bell Telephone, referred to as Incumbent Publishers, and independent publishers such as TransWestern Publishing Company LLC, the U.S. business of Yell Group Ltd. and McLeodUSA Media Group Inc. (which has been acquired by Yell Group Ltd.), referred to as Independent Publishers. Fueled by the Telecommunications Act of 1996, which assured access to telephone subscriber listings at nominal rates, and significant private equity investment, Independent Publishers have begun to consolidate and increase their market share. As shown in the table below, the Independent Publishers’ revenues have increased over the last five years, yet the Incumbent Publishers remain the dominant players, with an estimated 86.7% share of total 2003 revenue for the U.S. directory advertising industry.

U.S. directory market share: 1998 – 2003

	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total
	(Dollars in billions)
Incumbent publishers(1)	$11.2	92.8%	$11.8	91.4%	$12.3	90.0%	$12.9	89.3%	$12.8	88.3%	$12.4	86.7%
% growth yearly	5.3%		4.9%		4.9%		4.6%		-0.6%		(3.2%)
Independent publishers	$0.9	7.2%	$1.1	8.6%	$1.4	10.0%	$1.5	10.7%	$1.7	11.7%	$1.9	13.3%
% growth yearly	20.7%		26.0%		25.2%		12.0%		10.0%		14.1%

Total	$12.1	100.0%	$12.9	100.0%	$13.7	100.0%	$14.4	100.0%	$14.5	100.0%	$14.3	100.0%
% growth yearly	6.5%		6.4%		6.6%		5.3%		0.5%		(1.2%)

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2004.

(1)	Includes the directory businesses of RBOCs and other incumbent local telephone companies. Revenues from publishers Internet Yellow Pages has been excluded from reported revenues.

We believe that Incumbent Publishers maintain higher margins than their Independent Publisher competitors due to their affiliation with the incumbent local telephone service provider, highly recognized brand names, established consumer usage, broader distribution, wider geographic coverage and long-term advertiser relationships. Given these advantages, Independent Publishers are forced to compete primarily on price, with advertising rates that are significantly lower than the rates for equivalent products listed by Incumbent Publishers. As a result, Independent Publishers typically have substantially lower EBITDA margins than Incumbent Publishers.

Competition with other media

We believe that one of the most compelling aspects of yellow pages directories is their ability to weather economic downturns more favorably than other forms of advertising. For example, during the last two recessions, beginning in 1991 and 2001, yellow pages directory advertising was one of the only media segments to show revenue growth. As the table below highlights, U.S. directory advertising industry spending increased 2.9% and 5.2% in 1991 and 2001, respectively, while other major media segments declined.

Advertising spending by media category: 1990 – 2003

Year	U.S. Directories	Spending Growth	Television(1)	Spending Growth	Radio	Spending Growth	Newspaper	Spending Growth
	(Dollars in billions)
1990	$8.9	—	$29.2	—	$8.7	—	$35.6	—
1991	9.2	2.9%	28.3	(2.8)%	8.5	(2.9)%	33.6	(5.7)%
1992	9.3	1.5	30.5	7.8	8.7	2.1	33.9	1.0
1993	9.5	2.1	31.9	4.4	9.5	9.3	35.4	4.4
1994	9.8	3.2	35.7	12.0	10.5	11.3	38.1	7.7
1995	10.2	4.6	37.6	5.1	11.3	7.5	40.3	5.7
1996	10.7	4.8	40.7	8.4	12.3	8.4	42.6	5.8
1997	11.4	5.8	42.8	5.0	13.5	10.0	46.3	8.6
1998	12.1	6.5	46.4	8.6	15.4	14.0	49.3	6.5
1999	13.0	6.9	49.4	6.3	17.7	14.6	52.2	5.8
2000	14.0	7.8	55.5	12.4	19.8	12.1	55.0	5.3
2001	14.7	5.2	50.0	(9.9)	18.4	(7.3)	50.7	(7.7)
2002	14.9	1.1	53.8	7.6	19.4	5.7	50.8	0.1
2003	14.9	0.5	56.1	4.3	19.6	1.0	51.9	2.2

‘98-’03 CAGR		4.3%		3.9%		4.9%		1.3%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2004.

(1)	Includes broadcast television and cable and satellite television; excludes barter syndication.

We believe directory advertising is the preferred form of advertising for many small and medium-sized businesses due to its relatively low cost, broad demographic and geographic distribution, enduring presence and high customer usage rates. We believe that yellow pages advertising is attractive to our customers because consumers may view yellow pages directories as a free, comprehensive single source of information. While overall advertising tends to track an economy’s business cycle, directory advertising tends to be more stable and does not fluctuate widely with economic cycles due to its preference by small to medium-sized businesses, often as their principal or only form of advertising. Directory advertising is also recession-resistant because failure to advertise in a given directory cannot be remedied until the replacement directory is published, usually one year later. Moreover, most directory publishers, including us, give priority placement within a directory classification to their longest-tenured advertisers. As a result, advertisers have a strong incentive to renew their directory advertising purchases from year to year, so as not to lose their priority placement within the directory.

Long-term growth rates for the U.S. directory advertising industry also compare favorably to most other major media categories with a compounded annual growth rate of 4.3% from 1998 to 2003 versus a 2.8% average compounded annual growth rate during the same period for an aggregate of major forms of media consisting of newspaper, radio and television. According to CRM Associates, it was estimated that in 2002, directory advertising for the top 135 topical directory headings generated a median return on investment of $51 for every $1 spent, as compared to a median return on investment of $34 for newspapers, $19 for radio and $10 for television.

The Internet

Most major directory publishers, including us, operate an internet-based directory business, or IYP. The U.S. internet yellow pages market represented a small, but growing segment of the total U.S. directory advertising market in 2001 with total revenue of approximately $263 million, and was estimated to grow to $347 million in 2002, an increase of approximately 32%. The internet directories that have succeeded in generating advertising revenue have generally been captive ventures of incumbent print directory publishers. Industry sources estimate that 71% of 2002 IYP revenues were generated by print publishers. Publishers have increasingly bundled online advertising with their traditional print offerings while applying some notional value to the online product. We expect IYP usage to continue to steadily grow in support of overall directory usage.

Markets and Directories

In 2004, we published sixteen directories, including yellow pages, white pages and other specialty directories, and distributed approximately 3.5 million copies, including 2.4 million yellow pages and 1.1 million white pages directories, to businesses and residences primarily in the Cincinnati-Hamilton metropolitan area, which includes local communities and counties surrounding Cincinnati and Northern Kentucky. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies. The following table shows yellow pages directory services revenue and other data for the year ended December 31, 2004 for our directories in each area in which we operate:

Directory	Directory Services Revenue(1)	Percentage of Directory Services Revenue(1)	Total Circulation(2)
	(in thousands)
Greater Cincinnati	$52,719	61.1	843,000
Northern Kentucky	11,345	13.1	202,500
Butler County	8,484	9.7	145,000
Clermont County	5,687	6.6	125,500
Warren County	249	0.3	115,500
The Work Book	4,492	5.2	240,400
GGP/Harrison (2 directories)	1,033	1.2	48,300
Neighborhood YPs (7 directories)	2,395	2.8	695,300

TOTAL	$86,401	100%	2,415,500

(1)	Excludes non-print related directory services revenue and white pages, which represented less than 1% of directory services revenue and included a total circulation of 1,055,000.

(2)	Circulation based on planned initial and secondary delivery over life of publication.

Products

Our main product is printed directories, which generated approximately 96.1% of our total revenue for the year ended December 31, 2004. We also operate an internet-based directory, and offer audiotext and other direct marketing services.

Printed directories

In 2004, we published sixteen printed directories, consisting of:

•	Fourteen directories that contained a combination of yellow pages, business and/or residential white pages for the areas served, as well as display and other paid forms of advertisements;

•	One business-to-business directory (the Work Book) that contained yellow pages and business white page listings for select business-to-business and commercial businesses in the Cincinnati-Hamilton and Dayton regions, as well as display and other paid advertisements; and

•	One directory that contained only white pages, listing the names, addresses and phone numbers of residences and businesses in the area served, as well as limited paid advertising. This directory is a contractual obligation with CBT and does not contribute revenues or expenses to CBD Media.

Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of consumers. The diversity of our advertising products enables us to create customized advertising programs that are responsive to specific needs and financial resources of small and medium-sized businesses. Our yellow pages and white pages directories are also efficient sources of buying information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under approximately 2,600 topical directory headings.

Yellow pages directories. We offer every business a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant business classification. We maintain a database of these listings, which is derived from data supplied daily from Cincinnati Bell Telephone. This database is supplemented with additional information acquired by our sales representatives and customer service employees.

For the year ended December 31, 2004, we derived approximately 95.9% of our total revenue from the sale of advertising in our yellow pages directories. A full range of paid advertising products are available in our yellow pages directories, as set forth below:

•	Listing options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or superbold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey additional relevant business information such as hours of operation or a more detailed description of its business.

•	In-column advertising options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display advertising options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased. Display advertisements are placed at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive to advertisers to renew their advertising purchases from year-to-year and to increase the size of their advertisements to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement).

•	Awareness products. Our line of “awareness products” allows businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

•	Cover. Premium location advertisements are available on the inside front and back cover and the outside back and front cover of a directory.

•	Spine. Premium location advertisements are available on the spine of select yellow and white pages directories.

•	Tabs. A full-page, double-sided, hardstock, full-color insert that is bound into and separates key sections of the directory. These inserts enable advertisers to achieve awareness and increase the amount of information displayed to directory users.

•	Tip-On. Removable paper or magnet adhered to the front of the directory.

•	Banners. A banner ad sold at the bottom of any page in the Community or Government sections of the print directory.

•	Ride-Alongs. Promotional inserts that are packaged and distributed along with the directories during initial and secondary deliveries.

•	Talking Yellow Pages. An Audiotext product that is bundled and sold as sponsorships at select high usage headings.

•	Delivery Bag. Up to two customers can advertise on the bag used in the initial delivery of all print directories.

White pages directory. State public utilities commissions require Cincinnati Bell Telephone, as the local exchange carrier in its local service area, to publish and distribute a white pages directory to serve the local service area. In March 2002, we entered into a White Pages Publication and Distribution Agreement with Cincinnati Bell Telephone whereby we were appointed Cincinnati Bell Telephone’s exclusive agent to sell advertising, manufacture and distribute their white pages directory. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of the residence or business in question unless they have requested to be a non-published or non-listed customer. Under this agreement, we also solicit and sell advertising to be included in the white pages directory. This agreement is effective until March 2012 at which time it is renewable at our discretion for a period of an additional ten years.

Internet-based directory and electronic products

Although we remain primarily focused on our printed directories, we also market an internet-based yellow pages directory (IYP), www.cincinnatibellyellowpages.com, to our advertisers. We believe that cincinnatibellyellowpages.com is the leading internet yellow pages directory in our market. For the year ended December 31, 2004, our internet-based directory services generated approximately 4% of our total revenue and had an average of 290,000 monthly yellow pages searches. All of the listings in our printed directories also appear in our internet-based directory, which is available to users at no additional charge to our advertisers. The content we create for our printed directories, which we also post on our website, as well as the unique content within our semi-custom websites, makes us competitive on the internet.

As in our printed directories, businesses may pay to enhance their listings or enhance their listing placement on cincinnatibellyellowpages.com and for other premium advertising products. Options that are available on our website include pay per click placements on National search engines, semi-custom web sites, category sponsorships, keyword advertising enhanced listings, replicated print advertisements, website and email links, banner ads and traffic packages on affiliate IYP platforms. We view our internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that increased usage of internet-based directories will continue to support overall usage of the directory business. At this time leveraging the key assets of the sales channel and products as a single solution continues to make strategic sense at this time.

To promote future usage of our internet-based directories, we continue to bundle our internet products with our print advertising products as a single source solution to increase the customer value proposition while supporting rate increases. We also deliver our yellow pages content electronically, including through CD-ROMs and soon through wireless platforms, and will continue to explore new means to gather and deliver our content to consumers to best meet their needs.

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales business that requires both maintaining existing customers and developing new customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2004, we retained over 82.8% of our local advertisers from the previous year. We believe that this high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising.

We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of the Bell South Corporation), which we believe to be one of the most experienced sales forces in the U.S. directory advertising industry. Our directory advertising and marketing agreement with L.M. Berry expires in August 2009. L.M. Berry is a sales agency dedicated to the selling of local yellow pages advertising on behalf of incumbent local telephone companies across the United States and currently has offices in 39 states. L.M. Berry handles the sale of local advertising for our yellow and white pages directories, manages our national advertising sale process for these directories and is responsible for all yellow and white pages “pre-press” services.

We conduct two major sales campaigns each year, selling both print and internet-based directory advertising to our customers. The first campaign consists of two Cincinnati-Hamilton metropolitan area directories, a Cincinnati city edition and a Northern Kentucky edition, as well as neighborhood underlay directories. The metropolitan campaign delivers its books in June and typically contributes 75% of revenue. The second campaign consists of suburban market directories and a business-to-business directory. The suburban campaign delivers its books in November and typically contributes 25% of our revenue. Each of these campaigns consists of an extended marketing plan, sales canvass and sales campaign.

As our exclusive local advertising sales agent, L.M. Berry is required to employ an adequate sales force and support staff to sell our directory advertising and provide customer support to our local advertisers. L.M. Berry provides sales management, clerical and sales support staff to provide these services, as well as artists and graphic designers who are responsible for assisting advertisers to create art copy to be included in their print and internet yellow pages advertisements. L.M. Berry also prepares credit and billing information for us, assists us with the collection of delinquent accounts, and prepares presentations and reports that update us on its sales progress and other marketing information.

In addition to our locally-based sales personnel, L.M. Berry manages a separate sales channel to serve our approximately 1,100 national advertisers. National advertisers are typically national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national advertisers, we retain the services of third-party certified marketing representatives, or CMRs. CMRs design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We have relationships with approximately 212 CMRs and employ one national sales manager to manage our selling efforts to national customers. For the national sales function, L.M. Berry manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

With respect to pre-press services, L.M. Berry provides services including ad design and production, page layout, pagination, advertising inventory control, customer acknowledgement preparation and mailing, quality review of final page proofs, production scheduling and provisioning and forwarding of completed directory products to the printer.

L.M. Berry is compensated for its services on a commission basis, consisting of a base commission and incentive commission. In addition, we pay L.M. Berry an annual prepress fee. For the year ended December 31, 2004, we paid L.M. Berry approximately $15.0 million for its services to us. L.M. Berry’s performance is measured through a system of key performance indicators, which monitor our revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, we may terminate the agreement or L.M. Berry may earn additional compensation for exceeding performance levels. In addition, during the term and for one year following the expiration or termination of the agreement, L.M. Berry and its parent company, BellSouth Advertising and Publishing Company, and all of its majority owned subsidiaries may not compete with us in the service area covered by the agreement.

Billing and Collection Services

In connection with the purchase of the directory publishing assets of Cincinnati Bell Directory from Cincinnati Bell Inc., we entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell Inc.. Pursuant to this billing and collections services operating agreement, Cincinnati Bell Telephone continues to bill and collect, on our behalf, amounts owed by our customers in connection with our directory services and sweeps cash to us on a daily basis. For customers for whom Cincinnati Bell Telephone is the provider of local telephone service, Cincinnati Bell Telephone bills the customer on the same billing statement that it bills the customer for its local telephone service. For the year ended December 31, 2004, we paid Cincinnati Bell Telephone approximately $1.2 million for its services to us. In addition, Cincinnati Bell Telephone has agreed not to provide similar services to any of our competitors during the term of the agreement. This billing arrangement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. Either party may also terminate this agreement if the other party commits a material breach that is not cured within sixty days of written notice of the breach. As part of the agreement, Cincinnati Bell Telephone also agreed to meet certain service level requirements with the goal of ensuring high quality service under objectively agreed upon standards. If Cincinnati Bell Telephone fails to meet these service level requirements, we may have the right to receive credits towards the fee payments that we owe under the agreement. Cincinnati Bell Telephone prepares a regular monthly report summarizing its collections and settlements effort and service performance, including service level requirement statistics.

Printing, Paper and Distribution

Quebecor Agreement

Quebecor World Directory Sales Corporation prints all of our directories. Our directories are typically printed two months before delivery. Our current contract with Quebecor began in January 1999 and expires on December 31, 2007, at which time the contract may be extended by mutual agreement for up to two additional years. Under the agreement, Quebecor provides us with printing services, including white pages and miscellaneous photocompilation, plating, presswork, binding and other services for each of our directories. Small size directories are produced by Quebecor in its Waukee, Iowa facility, while full to midsize directories and photocompilation are primarily manufactured at Quebecor’s Hazleton, Pennsylvania facility. Quebecor’s services are performed in accordance with specifications set forth in the agreement, which we may change upon written notice to Quebecor provided the changes do not materially adversely affect its business and we provide a reasonable time to effect the changes. We have the opportunity to access Quebecor’s facilities during work hours to review its quality systems and to make observations. Quebecor also agrees to host semi-annual sessions to target quality improvement. For the year ended December 31, 2004, we paid Quebecor approximately $9 million for its services to us. Quebecor agreed to indemnify us for third-party intellectual property infringement and certain other claims related to the printing services, including a certain amount of losses or expenses arising out of our customers’ claims of errors or omissions in the directories caused by Quebecor.

DDA Agreement

We have entered into a directory delivery agreement with Directory Distributing Associates, Inc., under which DDA distributes our printed directories and other collateral advertising material to consumers in our service territories, including Ohio, Kentucky and Indiana, by hand or mail delivery. The distribution typically commences each May and October of a given year for the June and November sales campaigns, respectively.

This agreement will continue until December 31, 2005, but we have an option to renew the agreement for up to two additional one-year terms. We may terminate all or part of the agreement if DDA fails to deliver the directories within the specified time frame or upon a breach of another term, condition or provision of the contract not cured within ten days of receipt of notice of breach. We may also terminate at our convenience upon payment of any amount due to DDA for services provided and costs incurred. During the term, DDA may not distribute any other directory to our customers.

As part of its directory distribution services, DDA is responsible for hiring, training, compensating and terminating personnel or contractors used to perform the services, as well as other matters related to such persons or businesses, organizing delivery stations in each delivery area, coordinating shipping and shipping instructions, having and being responsible for delivery equipment, trucks and labor and conducting telephone quality checks to monitor performance.

We reimburse DDA for direct expenses indicated in the agreement and pay DDA an additional annual fixed fee (negotiated at the beginning of each calendar year) for each metropolitan and suburban distribution. For the year ended December 31, 2004, we paid DDA $1.5 million for their services to us. To measure DDA’s performance and ensure that we receive quality service, we have established a system of performance measures, including delivery timing benchmarks, customer satisfaction, claimed possession, delivery quality and delivery packaging that are measured each year. Based on the results of these performance measures, we may grant DDA a contract extension, award it a bonus or terminate the agreement.

Customers

In 2004, more than 17,000 local businesses purchased advertising in our printed directories. Approximately 80% of our revenue for the year ended December 31, 2004 was generated by the sale of advertising in our printed directories to local businesses, which are generally small and medium-sized enterprises.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results. The table below, which sets forth 2004 information relating to our largest directory headings, demonstrates the diversity of our customer base:

Directory heading	Percentage of total revenue	Number of advertisers
Attorneys	5.0%	548
Physicians & Surgeons	2.9	608
Insurance	2.6	681
Dentists	2.3	521
Storage	1.7	140
Plumbing Contractors	1.7	228
Automobile Dealers—New	1.5	173
Mortgage	1.4	206
Roofing Contractors.	1.4	170
Physicians & Surgeons—M.D.	1.4	530

Total	21.9%	3,805

We enjoy high local advertiser retention rates. From 2000 to 2004, our average annual customer retention rate remained stable at approximately 80%, including the loss of advertisers as a result of business failures, which equaled approximately 5% in 2003. We believe this retention rate compares favorably to the retention rates of our competitors. The loss of advertisers was offset by the addition of new customers. Increases in total advertising spending and average dollars spent per advertisement also offset any net loss of advertisers.

We believe that this low level of turnover reflects a high level of satisfaction among our customers. The training that L.M. Berry and we provide to L.M. Berry’s sales representatives emphasizes the fostering of long-

term relationships between sales representatives and their customers, and our blend of salary and incentive-based compensation structure with L.M. Berry is more customer-focused by equitably rewarding customer growth and new customer acquisition. In addition, our customers often do not reduce or eliminate directory spending during difficult economic periods because the failure to advertise cannot be remedied until the replacement directory is published, usually one year later. Moreover, most directory publishers, including us, give priority placement within a directory classification to long-time advertisers. As a result, businesses have a strong incentive to renew their directory advertising purchases from year-to-year, even during difficult economic times, so as not to lose their placement within the directory.

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the internet, billboards, direct mail and other yellow pages directory publishers. In total, there are five directory publishers we compete against, and we estimate that we have the dominant market share with over 85% of the market revenue. We compete with these publishers on value, quality, features, distribution and brand. Additionally, a new competitor, Verizon Information Services (SuperPagers brand), has begun selling print advertising in the Cincinnati marketplace during the first quarter of 2004. They published two directories in September 2004 that overlay our coverage. Given our experience with new competitors in our marketplace in the past, we do not believe that Verizon’s new directories will have a material impact on our financial performance.

In connection with the acquisition, we entered into a licensing agreement and a non-competition agreement with Cincinnati Bell Inc., the sole shareholder of Cincinnati Bell Directory, and a white pages publishing agreement with Cincinnati Bell Telephone. Under the license agreement, we have the exclusive right to the trademark “Cincinnati Bell Directory” in the conduct of our directory business in the Cincinnati-Hamilton metropolitan area until 2022. We believe the brand recognition afforded to us under the incumbent telephone company’s brand differentiates our directories from our independent competitors and provides a competitive advantage that leads to broader distribution, higher usage of our directories by end-users and long-term relationships with our customers.

Under the non-competition agreement, which remains in effect until 2012, Cincinnati Bell Inc. and its subsidiaries and affiliates are contractually prohibited from competing with us in the directory publication business in the Cincinnati-Hamilton metropolitan area until March 2012. This prohibition extends to our entire telephone directory business in that territory, whether conducted in written or electronic form, or displayed on the Internet or other dissemination device, including all primary, metro and suburban, business to business and underlay; all products and services related to the foregoing; and all Internet initiatives, websites, web hosting, web design and similar activities relating to the foregoing which existed when we acquired the business from Cincinnati Bell Inc. In addition, if Cincinnati Bell Inc. or any of its subsidiaries or affiliates engages in the directory publishing business (as was conducted immediately prior to our acquisition in March 2002) in the Cincinnati-Hamilton metropolitan area at any time after the expiration of the non-competition agreement in March 2012 or upon any termination of that agreement prior to that time, Cincinnati Bell Inc. is obligated, under the terms of the asset purchase agreement, to pay us 85% of all revenues resulting from such business through the earlier of 2022 or the termination of our license agreement pursuant to its terms.

Under the white pages publication agreement, we are the exclusive publisher of, and distributor and sales agent for, the white pages directories for Cincinnati Bell Telephone. The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion.

The internet has emerged as a new medium for consumers and advertisers. Although advertising on the internet still represents a small part of the total advertising market, as yellow pages references migrate to the internet, it will become increasingly important to the directory advertising medium. Most major yellow pages publishers operate an internet-based directory business. We compete through our primary internet site,

cincinnatibellyellowpages.com, with these other publishers, with internet portal and search engine sites providing classified directory information, such as Yahoo!, Google and America Online, with other independent IYP’s such as Switchboard.com, YellowPages.com and with vertical players, such as Citysearch.com and Zagats.com, some of which have entered into affiliate agreements with other major directory publishers. As a result of the acquisition, we also acquired sixteen other relevant domain names which could be used in the conduct of our business. Cincinnati Bell Inc.’s prohibition against competing with our business also includes the internet and other dissemination devices.

Intellectual Property

In 2002, we entered into an agreement with Cincinnati Bell Inc. that allows us to use the widely-recognized Cincinnati Bell directory marks in the conduct of our business in the Cincinnati-Hamilton metropolitan area. Under this agreement, in the Cincinnati-Hamilton metropolitan area we have an exclusive (even as to Cincinnati Bell Inc., its parent, subsidiaries and affiliates), royalty-free license to use the trademark and service mark “Cincinnati Bell Directory” and a royalty-free, non-exclusive right to use all of the other trademarks, trade names and service marks which were licensed to Cincinnati Bell Inc. in the 1980s under a set of agreements relating to the December 31, 1983 divestiture of the Bell companies by AT&T. The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion. Under the agreement, Cincinnati Bell Inc. has the obligation to take all actions reasonably necessary to enforce the marks described in the license agreement.

We are also party to a non-exclusive agreement with Cincinnati Bell Telephone Company, whereby we are granted a worldwide, irrevocable license to use Cincinnati Bell Telephone’s subscriber list information and subscriber list information updates, for the purposes of publishing directories in any format (electronic or otherwise), and to display the subscriber list information and the subscriber list information updates on any website or other internet or wireless dissemination device, for a scheduled fee plus costs. The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion.

We believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the United States.

Employees

As of December 31, 2004, we employed eleven full-time employees. We consider relations with our employees to be good.

ITEM 2.	PROPERTIES

The table below provides a summary of our leased facilities as of December 31, 2004. Currently, we do not own any real property.

Location	Total Square Feet	Lease Expiration	Principal Function
312 Plum Street, 9th Floor, Cincinnati, Ohio	5,600	April 2007	Headquarters and administration
2130 Western Ave., Cincinnati, Ohio	10,250	May 2012	Secondary delivery

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation matters arising in connection with the normal course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions or improper listings contained in directories published by us. Although we have not had notice of any such claims that we believe to be material, any pending or future claim could have a material adverse effect on our business, financial condition or results of operations or cash flows.

In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us was improperly accessed and disseminated by unauthorized persons. Although we have not had notice of any material claims relating to defamation or breach of privacy claims to date, we may become party to litigation matters that could have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for CBD Holdings’ membership units, and it is not expected that such a market will develop in the future. CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by BRHI Inc., an affiliate of Cincinnati Bell Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Holdings is the sole stockholder of CBD Holdings Finance, Inc. and CBD Media. CBD Media is the sole stockholder of CBD Finance, Inc.

Distributions on CBD Holdings’ membership units are governed by the Limited Liability Company Agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth for the periods indicated our selected historical consolidated financial data. The following selected historical consolidated financial data is qualified by our more detailed consolidated financial statements and the notes thereto included elsewhere in this annual report and should be read in conjunction with such consolidated financial statements and notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

The consolidated statement of operations data for the periods ended December 31, 2004, 2003, and 2002 and balance sheet data as of December 31, 2004, 2003 and 2002, and March 7, 2002 have been derived from our audited consolidated financial statements included elsewhere in this annual report.

The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2001 and 2000 have been derived from our audited consolidated financial statements, which do not appear in this annual report.

	Predecessor			CBD Media Holdings
	Year Ended Dec. 31,		Period from Jan. 1, 2002 to March 7, 2002	Period from March 8, 2002 to Dec. 31, 2002	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2004
	2000	2001
	(Dollars in thousands)			(Dollars in thousands)
Statement of Operations Data:
Net revenue	$78,095	$80,224	$14,269	$67,535	$86,285	$87,654
Income (loss) from continuing operations	17,381	19,412	3,011	6,630	(2,746)	(1,836)

Balance Sheet Data (at period end):
Total assets	$17,778	$21,546	$13,201	$372,899	$340,494	$309,766
Total debt	—	—	—	210,000	308,600	403,000
Total owner’s net investment	7,105	10,076	5,056	—	—	—
Total member’s capital (deficit)	—	—	—	144,514	15,557	(110,956)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CBD Holdings operates entirely through its wholly-owned subsidiary, CBD Media. The following discussion and analysis of CBD Holdings’ financial condition and results of operations covers periods prior and subsequent to its acquisition of the directory publishing business assets of Cincinnati Bell Inc. CBD Holdings has operated as a stand-alone company since its acquisition of these assets on March 8, 2002. The acquisition was accounted for under the purchase method of accounting. The terms “we,” “us,” “our” or other similar terms refer to CBD Holdings and its subsidiaries, including our directory business, which is operated by CBD Media.

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census. We are a leader in the directory publishing industry, and in 2003, we believe our directories captured over 85% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories. In 2004, we published 15 yellow pages directories and distributed over 2.4 million copies. These directories included advertisements from over 17,000 local customers who are principally small and medium-sized businesses, as well as approximately 1,100 national advertisers. We are also the exclusive publisher of the white pages for Cincinnati Bell Telephone. In 2004, we published one white pages directory and distributed over one million copies to businesses and residences.

On June 13, 2003, we entered into a senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million. On June 13, 2003, we issued $150.0 million of 8 5/8% senior subordinated notes due 2011, which we refer to as “senior subordinated notes”. We refer to the June 2003 transactions as the “2003 recapitalization”. The tranche B term loan facility was subsequently refinanced in February 2004 with a tranche C facility.

In October 2004, we completed a recapitalization, which we refer to as the “2004 recapitalization”. We issued and sold $100.0 million of 9¼% senior notes due 2012, which we refer to as the “senior notes”. In connection with the 2004 recapitalization, we amended the senior credit facility by replacing the existing tranche C term loan with a $153.0 million tranche D term loan. CBD Media distributed approximately $7.0 million of cash on hand and $23.0 million of net proceeds of the increased term loan to us, and we, in turn, distributed such funds, along with the net proceeds of the senior notes offering of approximately $97.0 million, to our equityholders.

History

Cincinnati Bell Directory Inc. historically operated the print and internet directory businesses of Cincinnati Bell Telephone, the incumbent local exchange operator in the Cincinnati-Hamilton metropolitan area. The financial statements included in this prospectus for periods prior to March 8, 2002 have been derived from the historical financial statements of Cincinnati Bell Directory, and include the assets, obligations and activities of the Cincinnati Bell directory publishing business as conducted prior to the acquisition. Because of Cincinnati Bell Directory’s relationship with Cincinnati Bell Telephone and Cincinnati Bell Inc. and its other affiliates, the historical results of operations, financial position and cash flows of Cincinnati Bell Directory are not indicative of what they would have been had it operated as a stand-alone entity. Accordingly, the financial statements for periods prior to March 8, 2002 are not indicative of our most recent and future results of operations, financial position and cash flows.

Prior to March 8, 2002, Cincinnati Bell Directory reimbursed Cincinnati Bell Telephone for services it and its affiliates provided to Cincinnati Bell Directory based upon either (1) tariffed or negotiated contract rates, (2)

market prices or (3) fully distributed costs. Fully distributed costs include costs associated with employees of Cincinnati Bell Telephone or its affiliates that are entirely dedicated to functions within Cincinnati Bell Directory. Such fully distributed employee costs were paid by Cincinnati Bell Directory through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Cincinnati Bell Directory based upon presentation of periodic billings from Cincinnati Bell Telephone or its affiliates. Cincinnati Bell Telephone has continued to provide us certain services that it historically provided to Cincinnati Bell Directory, specifically billing and collections. Our agreement with Cincinnati Bell Telephone for billing and collections services expires March 8, 2012 and can be renewed at our option for another ten years. For additional information about this agreement, see “Business—Billing and Collections Services.”

Prior to March 8, 2002, Cincinnati Bell Directory was included in the consolidated federal income tax returns filed by Cincinnati Bell Inc. Since the acquisition, we have operated as a limited liability company and accordingly are not a federal income taxpayer. However, we are obligated to distribute 44% of the amount that would represent our theoretical taxable income to our parent, CBD Holdings. The acquisition was treated as an asset purchase for federal income tax purposes by the equityholders of our parent, CBD Holdings, and they have a tax basis in the acquired assets of $343.5 million. Of this amount we are able to amortize $310.2 million in respect of intangible assets for purposes of determining our tax distributions to our parent. The amortization associated with these intangible assets, which are being amortized over fifteen years for tax purposes, resulted in a cash tax distribution of zero to our parent in 2002, and we estimate will significantly reduce the cash tax distribution to our parent over the remaining fifteen year period. Furthermore, the conservation of cash associated with the amortization will provide additional liquidity.

Financial Statement Presentation

Net Revenue. We derive over 95% of our net revenue from the sale of advertising in our printed directories, which we refer to as directory advertising revenue. We also provide related services, including internet-based directory advertising, and the production and distribution of the Cincinnati Bell White Pages and the related sale of advertising for Cincinnati Bell Telephone. Growth in advertising revenue is affected by several factors, including growth in the number of advertising customers, increases in the price of advertising, increases in the quantity of advertising purchased per customer and the introduction of additional products that generate incremental revenues. Advertising revenue also may increase through the publication of newly-introduced printed directories.

Our financial statements have been prepared on the basis of the amortization method, meaning revenue and expenses are recognized ratably over the life of each directory (a twelve-month period), commencing in the month of delivery. We deliver 76% of our directories, constituting approximately 75% of our annual advertising revenue, in June of a given year, and deliver 24% of our directories constituting approximately 25% of our annual advertising revenue in November of a given year. Revenue from internet advertisements is recognized ratably over the twelve-month period we commit to carry the advertisement.

Adjustments to revenue are primarily for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. They are accrued over the time period for which the associated revenues are billed.

Cost of Revenue. Cost of revenue consists of direct costs associated with the publication of print directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing as well as costs of advertising, promotion, marketing, customer billing and collection and internet expenses. Direct costs associated with the publication of print directories are recognized ratably over the life of each directory. Costs not directly associated with the publication of print directories are recognized in the period in which they are incurred. Prior to March 8, 2002, an annual royalty payment of $15.0 million was paid to Cincinnati Bell Inc. and was included in cost of revenue, which ceased to be an ongoing cost upon the close of the acquisition.

Cost recognition begins in the month of directory delivery and continues on a pro rated basis over the estimated twelve-month life of each directory and is accounted for under the amortization method. Accordingly, our cost of revenue recognized in a given period consists of (1) cash expenditures incurred in the given period and recognized in the given period, such as advertising, promotion and marketing and customer billing and collection expenses; (2) cash expenditures incurred in a prior period, a portion of which are amortized and recognized in the given period; and (3) cash expenditures incurred in the given period, a portion of which are amortized and recognized in the given period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the cash costs incurred in the given period, which difference may be significant.

Cincinnati Bell Telephone is a wholly-owned subsidiary of Cincinnati Bell Inc., which, through an affiliate, holds an approximately 2.5% equity interest in CBD Holdings. Cincinnati Bell Telephone provides us with billing and collection services pursuant to a contract. Under this contract, we paid Cincinnati Bell Telephone approximately $1.2 million for the year ended December 31, 2004. We had a payable to Cincinnati Bell Telephone of $0.1 million as of December 31, 2004. For additional information about this contract, see “Business—Billing and Collection Services.”

General and Administrative Expense. Our general and administrative expense consists of the costs of administrative staff, real estate, information technology, finance, human resources and corporate management and a consulting fee paid to Applegate & Collatos, Inc., an affiliate of Spectrum Equity Investors. All of our general and administrative expense is recognized in the period in which it is incurred.

Depreciation and Amortization Expense. Our depreciation and amortization expense consists primarily of the amortization of intangible assets and, to a lesser degree, the depreciation of property and equipment. Intangible assets with finite lives are amortized over periods ranging from 10 to 30 years, their estimated useful lives for financial accounting purposes. Property and equipment are depreciated over estimated useful lives of three to five years.

Results of Operations

There are significant differences between the results of operations of our business and the business of our predecessor company that are reflected in the following comparisons. The most significant differences include the following:

•	The financial statements of our predecessor company reflect a $15.0 million annual royalty payment the predecessor paid to Cincinnati Bell Inc.;

•	Our financial statements reflect:

•	increased depreciation and amortization expense associated with our intangible asset amortization;

•	increased indebtedness and related interest expense due to the financing of our acquisition; and

•	the consulting fee we pay to Applegate & Collatos, Inc.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

Net Revenue. Net revenue for the year ended December 31, 2004 was $87.7 million, consisting of $70.4 million of local advertising, $13.5 million of national advertising and $3.8 million in internet advertising. Net revenue for the year ended December 31, 2003 was $86.3 million, consisting of $70.2 million of local advertising, $12.7 million of national advertising and $3.4 million in internet advertising. The increase is due to higher internet revenue in 2004 and higher local publication revenue in 2003 recorded in the first five months of 2004 than in 2003. In addition national revenue in the June 2004 publication was greater than in 2003.

Adjustments. Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $4.1 million for the year ended December 31, 2004 and $4.1 million for the year ended December 31, 2003. Adjustments as a percentage of total revenue were 4.5% for the year ended December 31, 2004 as compared to 4.6% for the year ended December 31, 2003.

Cost of Revenue. Cost of revenue was $34.6 million for the year ended December 31, 2004 and $33.4 million for the year ended December 31, 2003. Cost of revenue represented 39.5% of net revenue for the year ended December 31, 2004 and 38.7% of net revenue for the year ended December 31, 2003. The increase is due to higher incremental costs, approximately $0.3 million, associated with increased electronic yellow page revenue. In addition, there were higher marketing costs incurred as management instituted an aggressive advertising program to retain revenue against a new competitor, Verizon, in the market place. We also incurred $0.9 million of expense relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the cost of revenue expense classification.

General and Administrative Expense. General and administrative expense was $7.3 million for the year ended December 31, 2004 and $3.7 million for the year ended December 31, 2003. The increase of approximately $3.6 million was the result of $2.0 million relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the general and administrative expense classification and an increase of $0.7 million in the management fee. In addition, we incurred $1.1 million of professional fees in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense. Depreciation and amortization expense was $25.8 million for the year ended December 31, 2004 and $26.5 million for the year ended December 31, 2003. The decrease is due to the accelerated amortization method for advertiser related intangible assets.

Interest Expense. Interest expense was $21.9 million for the year ended December 31, 2004 and $25.5 million for the year ended December 31, 2003. The decrease is related to lower interest rate, approximately 1%, on the bank facility which was repriced in February, 2004. In addition, the company continued to lower its outstanding bank facility throughout 2004, until it issued a dividend in October, 2004 at which time the company issued $100 million in senior notes and increased its senior credit facility by $23 million to $153 million.

Net Loss. Net loss was $1.8 million for the year ended December 31, 2004 compared to net loss of $2.7 million for the year ended December 31, 2003. The decrease in loss is primarily related to the decrease in interest expense as a result of the lower rate on the senior credit facility and the reduction on debt on the bank facility through October offset by increased interest due to the senior notes and higher general and administrative expenses.

Comparison of Results of Operations for the Year Ended December 31, 2003 and the Period From March 8, 2002 to December 31, 2002

The following results of operations comparisons demonstrate a significant increase between the compared periods. As we were acquired on March 8, 2002, the majority of the first quarter was a predecessor period not reflected in our results of operations. Hence the comparison periods are of differing lengths.

Net Revenue. Net revenue for the year ended December 31, 2003 was $86.3 million, consisting of $70.2 million of local advertising, $12.7 million of national advertising and $3.4 million in internet advertising. Net revenue for the period from March 8, 2002 to December 31, 2002 was $67.5 million, consisting of $54.8 million of local advertising, $10.4 of national advertising and $2.3 million in internet advertising. The difference is primarily related to the time discrepancy between the compared periods of operations.

Adjustments. Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $4.1 million for the year ended December 31, 2003 and $3.2 million for the period from March 8, 2002 to December 31, 2002.

Adjustments as a percentage of total revenue were 4.6% for the year ended December 31, 2003 as compared to 4.5% for the period ended from March 8, 2002 to December 31, 2002.

Cost of Revenue. Cost of revenue was $33.4 million for the year ended December 31, 2003 and $26.1 million for the period from March 8, 2002 to December 31, 2003. Cost of revenue represented 38.7% of net revenue for the year ended December 31, 2003 and the period from March 8, 2002 to December 31, 2003.

General and Administrative Expense. General and administrative expense was $3.7 million for the year ended December 31, 2003 and $1.6 million for the period from March 8, 2002 to December 31, 2002. The increase of approximately $2.1 million was the result of $1.7 million relating primarily to a one-time management payout associated with the 2003 recapitalization to personnel that are included in the general and administrative expense classification and an increase in the management fee. The remaining increase was primarily the result of $0.4 million in time discrepancy between the compared periods of operations.

Depreciation and Amortization Expense. Depreciation and amortization expense was $26.5 million for the year ended December 31, 2003 and $22.8 million for the period from March 8, 2002 to December 31, 2002. The difference is primarily related to the time discrepancy between the compared periods of operations.

Interest Expense. Interest expense was $25.5 million, for the year ended December 31, 2003 and $10.5 million, the period from March 8, 2002 to December 31, 2002. The increase is primarily related to the increase in outstanding borrowings as a result of the senior credit facility and the senior subordinated notes.

Net Income (Loss). Net loss was $2.7 million for the year ended December 31, 2003 compared to net income of $6.6 million for the period from March 8, 2002 to December 31, 2002. The change is primarily related to the increase in interest expense as a result of the senior credit facility and the senior subordinated notes and the time discrepancy between the compared periods of operations.

Liquidity and Capital Resources

Our principal source of liquidity has been cash flow generated from operations. The timing of our cash flows throughout the year is reasonably predictable, as our customers typically pay for their advertisements in equal payments over a twelve-month period. The payment of our material expenses is based on our contractual arrangements and occurs predictably at set times during the year. Our primary liquidity requirements have been for debt service on the senior credit facility, the senior subordinated notes and related party notes payable and for working capital needs. We have historically generated sufficient cash flow to fund our operations and capital expenditures and to make required debt service payments.

Our management believes that cash flow generated from operations will be sufficient to continue to fund our interest and principal payment obligations, working capital requirements and future capital expenditures. The revolving credit facility provides an additional source of capital to fund these obligations, subject to the restrictions contained in the senior credit facility and the indentures governing the senior notes and senior subordinated notes. Any future acquisitions may require additional capital, which may be financed through borrowings under the revolving portion of the senior credit facility, the issuance of additional indebtedness or, issuance of equity securities of us or CBD Media, net cash provided by operations, other third-party financing or a combination of these alternatives. Such capital may not be available to us on acceptable terms or at all.

Total capital expenditures were $74,000 and $48,000 in 2004 and 2003, respectively. We anticipate that the amount of capital expenditures will remain at historical levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations. Net cash provided by operations for the year ended December 31, 2004, was $27.3 million as compared to $28.0 million for the same period in 2003. This difference is primarily related to the $2.9 million payment made to terminate the interest rate swap. Net cash provided by operations for the year ended December 31, 2003, was $28.0 million as compared to $34.0 million for the period ended December 31, 2002. The changes in net cash provided by operations were primarily impacted by the changes associated with the 2003 recapitalization in June 2003. Cash paid for interest in 2003 was approximately $12.6 million higher than in the period from March 8, 2002 to December 31, 2002 due primarily to the higher level of debt, differences in interest rates charged and the terminated interest rate swap. Offsetting the impact of these higher interest related payments, we generated higher cash receipts from sales due to the time discrepancies between periods of operations.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities for the year ended December 31, 2004, was $34.7 million as compared to $38.7 million for the same period in 2003. The net cash used in financing activities for the 2004 period was the result of pre-payments of $28.6 million on the senior credit facility, debt issuance costs of $4.4 million, distributions to our equityholders of $127.6 million and proceeds from new borrowings of $123.0 million. Net cash used in financing activities for the 2003 period was the result of a distribution to our equityholders and the repayment of CBD Media’s former credit facility. Net cash used in financing activities for the year ended December 31, 2003 was $38.7 million, as compared to $342.7 million of net cash provided by financing activities for the period ended December 31, 2002. The net cash used in financing activities in 2003 related primarily to the 2003 recapitalization in June 2003, including the repayments of $211.4 million under the former credit facility of CBD Media and distributions to our equityholders of $128.3 million. Other components included $10.1 million of debt issuance costs related to the 2003 recapitalization. In 2002, cash from financing activities related primarily to the acquisition of the Cincinnati Bell Directory, including $220.0 million of debt incurrence and $139.0 million of contributions from members. Other components included $6.2 million of debt issuance costs and $10.0 million of debt repayment.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities for the years ended December 31, 2004 and 2003 was insignificant. Net cash used in investing activities for the period from March 8, 2002 to December 31, 2002 was related to the acquisition of the directory publishing business from Cincinnati Bell Telephone for $343.4 million on March 8, 2002.

Indebtedness. In connection with our acquisition of the directory publishing business, CBD Media incurred indebtedness of $220.0 million under its former credit facility, which was repaid and terminated on June 13, 2003 in connection with the 2003 recapitalization. On June 13, 2003, CBD Media entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued the senior subordinated notes. The senior credit facility contains financial, negative and affirmative covenants and requirements affecting CBD Holdings, CBD Media and its subsidiaries, including the maintenance of ratios measuring consolidated total leverage and consolidated senior leverage to EBITDA (as defined in the senior credit facility) as well as EBITDA (as defined in the senior credit facility) to consolidated interest expense. The senior credit facility also includes interest rate and similar arrangements that we may enter into with the lenders under the senior credit facility and/or the affiliates of those lenders. In the February 2004 refinancing, CBD Media amended the senior credit facility whereby the $160.0 million tranche B term loan facility was replaced with a $150.0 million tranche C term loan facility. In connection with the issuance of the senior notes, CBD Media executed an amendment to its senior credit facility that, among other things, (i) increased the size of the term loan portion of the senior credit facility by $23.0 million; (ii) replaced the $150.0 million tranche C term loan facility with a $153.0 million tranche D term loan facility; (iii) permitted us to issue the senior notes; (iv) permitted CBD Media, so long as there was no default or event of default under the senior credit facility, to make distributions to us necessary to make regularly scheduled payments of interest in respect of the senior notes; (v) so long as there was no default or event of default under the senior credit facility, set aside funds for the distribution to our equityholders of an amount not to exceed $130 million; (vi) deleted from the senior credit facility the requirement that CBD Media maintain a “fixed charge coverage ratio” and modified other financial ratios that CBD Media was required to maintain; and (vii) made other amendments and modifications to the senior credit facility related to the issuance of the senior notes.

In connection with the 2003 recapitalization, on June 16, 2003, CBD Media paid a breakage fee of approximately $2.9 million to cancel a fixed interest rate swap agreement related to its former credit facility and substantially increased its leverage and significantly increased its liquidity requirements, primarily due to increased debt service obligations.

In June 2003, also as part of the 2003 recapitalization, CBD Media issued the senior subordinated notes. Interest is payable on the senior subordinated notes on June 1 and December 1 of each year and the senior subordinated notes will mature on June 1, 2011. The senior subordinated notes were issued pursuant to an indenture containing financial, negative and affirmative covenants and requirements affecting CBD Media and its affiliates, including limits on CBD Media’s ability to incur additional indebtedness, pay distributions or dividends or make other types of restructured payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, create liens and enter into new lines of business.

In October 2004, CBD Holdings issued $100.0 million of senior notes due in 2012 with an interest rate of 9¼%. Interest on the senior notes is due semi-annually on January 15 and July 15, beginning on January 15, 2005. The aggregate principal amount of the senior notes will be due on July 15, 2012. The indenture governing the senior notes limits our ability to incur additional indebtedness, pay distributions or dividends or make other types of restricted payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, create liens and enter into new lines of business.

Liquidity. Our operations are conducted through CBD Media. Our ability to make payments on our consolidated indebtedness, and to fund our working capital needs and planned capital expenditures will depend upon our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our liquidity could also be impacted by a decline in usage of printed yellow page directories. While in the short term any impact could be offset by price increases, in the long term any such impact could limit our ability to meet our financial obligations.

Our ability to make payments on the senior notes is also subject to the terms and restrictions set forth in the senior credit facility and the indenture governing the senior subordinated notes. For example, under the terms of the senior credit facility, during any period that CBD Media is in default under the senior credit facility (including for failure to maintain required financial ratios) it would be prohibited from making distributions to us for the purpose of allowing us to make regularly scheduled interest payments on the senior notes. Moreover, the terms of the senior credit facility currently do not permit CBD Media to make distributions to us in order to permit us to repurchase senior notes in connection with a change of control or asset sale as may be required under the indenture governing the senior notes. Any failure by us to make such payments or to repurchase senior notes would be a default under the indenture governing the senior notes.

Further, the terms of the indenture governing the senior subordinated notes significantly restrict CBD Media and its subsidiaries from paying dividends or distributions to us and otherwise transferring assets to us if the aggregate amount of such dividends, distributions and transfers, together with all other “restricted payments” made by CBD Media since July 1, 2003, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of CBD Media’s consolidated cash flow since July 1, 2003. There is no exception to this restriction in the indenture governing the senior subordinated notes that would specifically permit us to pay interest and liquidated damages, if any, on the senior notes, repay the senior notes at maturity or to repurchase senior notes in connection with an asset sale or change of control transaction. Moreover, CBD Media’s ability to make any such dividends, distributions or other restricted payments requires that CBD Media (1) not be in default under the indenture and (2) be in compliance with the leverage ratio set forth in such indenture (which measures its ratio of indebtedness to consolidated cash flow).

In June and July 2003 as part of the 2003 recapitalization, CBD Media made to us, and correspondingly we made to our equityholders, aggregate distributions of approximately $128.3 million. As part of the 2004 recapitalization, CBD Media made distributions to us of approximately $30.0 million, including $7.0 million from available cash. We paid a distribution to our equityholders of approximately $127.0 million, consisting of the aforementioned $30.0 million received from CBD Media together with the net proceeds from the offering of the senior notes. Employee equityholders received distributions as follows: 50% (approximately $1.3 million) was paid at closing and the remaining 50% (approximately $1.3 million) escrowed subject to time vesting of three years. As a result of these distributions, a significant amount of cash is unavailable to make payments on CBD Media’s indebtedness or on the senior notes. We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand. Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.

Following the payment of these distributions to us, CBD Media has limited capacity to make distributions to us in the near future. Given the restrictions on CBD Media under the debt covenants, we currently anticipate that, in order to make scheduled payments of interest and liquidated damages, if any, on the senior notes, CBD Media will be required to (1) generate, every six months, restricted payment capacity under the restricted payment covenant under the indenture governing the senior subordinated notes in excess of $4.625 million and (2) have the ability to incur at least $1.00 of additional debt under such indenture.

Based on our current levels of operations, we believe that our cash flow from operations and available borrowings under the senior credit facility will be adequate to meet our consolidated liquidity for the foreseeable future and to permit CBD Media to make distributions to us to make scheduled interest payments on the senior notes. We cannot assure you, however, that in the long-term our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. To the extent that such sources were not adequate to fund our liquidity needs, we would need to raise additional capital, restructure our indebtedness or cut costs in order to lower our liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. We will require a significant amount of cash to service our debt, including the senior notes, and our ability to generate cash depends on many factors beyond our control.

Advisory agreement. CBD Media is a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI. This advisory agreement requires CBD Media to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses. Pursuant to a letter of instruction effective October 1, 2003, ACI directed CBD Media to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursement of expenses. Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI. The letter of instruction has been withdrawn and, pursuant to the advisory agreement, CBD Media makes quarterly payments of $500,000 to ACI directly and will reimburse ACI for reasonable expenses, effective October 1, 2004.

Contractual Obligations

The following table is a summary of our contractual obligations (including fixed interest) as of December 31, 2004:

		‘05	‘06-’07	‘08-’09	‘10 and thereafter
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations(1)	$559.6	$22.2	$44.4	$197.4	$295.6
Operating leases	0.7	0.1	0.2	0.2	0.2
Purchase Obligations—
L.M. Berry(2)	77.0	15.4	30.8	30.8	—
Cincinnati Bell Telephone(3)	23.4	1.3	2.6	2.6	16.9
Quebecor(4)	46.5	9.3	18.6	18.6	—
Advisory Agreement(5)	12.0	2.0	4.0	4.0	2.0
DDA(6)	4.2	1.4	2.8	—	—

Total	$723.4	$51.7	$103.4	$253.6	$314.7

(1)	This includes the fixed interest amounts which would be paid on the senior notes through 2012 and the senior subordinated notes through 2011. This does not include, however, any interest amounts due on our senior credit facility which has a variable interest rate. Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments or any other items of our credit facility could result in the acceleration of the maturity of outstanding debt.

(2)	We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of Bell South Corporation). Our directory advertising and marketing agreement with L.M. Berry expires in August 2009. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to L.M. Berry during the period ended December 31, 2004.

(3)	We entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell, Inc. This operating agreement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Cincinnati Bell Telephone during the period ended December 31, 2004. Estimated future payments assume the automatic renewal provision as stated in the agreement. The annual payments expected have been disclosed in the table for periods beyond five years.

(4)	Quebecor World Directory Sales Corporation prints all of our directories. Our current contract with Quebecor expires on December 31, 2007, at which time the contract may be extended by mutual agreement for up to two additional years. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Quebecor during the period ended December 31, 2004. Estimated future payments assume the exercise of the renewal provision as stated in the agreement.

(5)	We have entered into an advisory agreement with a related party for management services provided to the Company. We have assumed renewal of the agreement which contemplates annual payments of $2 million. The annual payments expected have been disclosed in the table for periods beyond five years.

(6)	We have entered into a directory agreement with Directory Distributing Associates, Inc. to distribute our printed directories and other collateral advertising material in our service territories. The agreement will continue until December 31, 2005, but we have an option to renew the agreement for up to two additional one-year terms. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to DDA during the period ended December 31, 2004. Estimated future payments assume the exercise of the two renewal provisions as stated in the agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The application of these principles requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

Revenue recognition. The sale of advertising in telephone directories published by us is our primary source of revenue. We recognize revenues ratably over the life of each directory using the deferral and amortization method, with revenue recognition commencing in the month of delivery.

Revenue from internet advertisements is recognized ratably over the twelve-month period we commit to carry the advertisement.

Cost of revenue. Direct costs related to the publication of print directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

Allowance for sales adjustments. Adjustments to revenue are primarily for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. They are accrued over the time period for which the associated revenues are billed.

Vendor incentives. We have long-term contracts with certain vendors under which the vendors pay cash incentives to us for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of revenue over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities.

Goodwill and other intangible assets. Recorded goodwill is not amortized, but is tested for impairment at least annually. All other finite lived intangible assets are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

We consider the following policies to be important in understanding the judgments involved in preparing our predecessor company financial statements:

Income taxes. Cincinnati Bell Directory’s operations were included in the combined U.S. federal and state income tax returns filed by Cincinnati Bell Inc. During such time, income tax in Cincinnati Bell Directory’s financial statements was calculated as if Cincinnati Bell Directory had filed separate income tax returns. Allocations of income taxes payable were considered to have been remitted, in cash, in the period the related income tax expense was recorded.

Corporate allocations. General corporate overhead costs related to Cincinnati Bell Inc.’s corporate headquarters and shared service functions were allocated to Cincinnati Bell Directory, to the extent such amounts were applicable to Cincinnati Bell Directory, primarily were based on the ratio of anticipated support provided to Cincinnati Bell Directory as compared to other subsidiaries of Cincinnati Bell Inc. The allocation was calculated as a function of revenue, payroll and property. The allocations were recorded in the period that they were incurred.

Forward-Looking Statements

In this annual report on Form 10-K, we make some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	a declining or stagnating usage of printed yellow page directors or a decrease in the number of businesses that advertise with us;

•	our ability to maintain relationships with third-party service providers;

•	our relationship with Cincinnati Bell Telephone;

•	our lack of geographic diversity;

•	the effect of competition in local telephone service on Cincinnati Bell Telephone’s current dominant position in the local market;

•	a decline in the dominance of Cincinnati Bell Telephone;

•	any fluctuations in the price of paper;

•	the effect of extending credit to small and medium-sized businesses;

•	a decline in the performance of third-party certified marketing representatives;

•	our ability to maintain assets sufficient to satisfy our creditors’ outstanding claims;

•	the retention of key employees;

•	any national and local economic and business conditions that affect advertising expenditures by businesses and individuals as well as consumer trends in the usage of our principal product; and

•	the divergence of the interests of Spectrum Equity Investors and our other investors.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our former credit facility required us in specific instances to hedge the interest rate portion of our variable rate debt.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of December 31, 2004, approximately 50% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K. See Index to Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF CBD MEDIA

The following table sets forth certain information with respect to each of our executive officers and directors.

Name	Age	Position
		CBD Media	CBD Holdings
Douglas A. Myers	44	President and Chief Executive Officer and Director	President and Chief Executive Officer and Director
John P. Schwing	48	Vice President—Finance and Administration and Chief Financial Officer	Chief Financial Officer
David D. Miller	44	Vice President—Sales and Operations	(1)
Brion B. Applegate	51	Director	Director and Secretary
Benjamin M. Coughlin	32	Director and Secretary	Director

(1)	David D. Miller does not hold a position with CBD Holdings.

Douglas A. Myers became our President and Chief Executive Officer in March 2002. Previously, he was President and Chief Executive Officer of our predecessor, Cincinnati Bell Directory, from February 1999 until March 2002, and also served as Vice President—Business Market Operations for Cincinnati Bell Telephone and Cincinnati Bell Inc. from November 2000 to March 2002. Additionally, he served as Vice President—Sales & Marketing and Director—Marketing & Operations with Cincinnati Bell Directory from 1992 to 1999 and prior to that, he held a variety of marketing and management positions at Cincinnati Bell Telephone beginning in 1982. Mr. Myers has been a director since the acquisition.

John P. Schwing became our Vice President of Finance and Administration and Chief Financial Officer in March 2002. Previously, Mr. Schwing was the Vice President of Finance and Administration for Cincinnati Bell Directory from 1992 through March 2002. Mr. Schwing has also had financial responsibility for Cincinnati Bell Messaging Services from 1994 to 1995, Cincinnati Bell Long Distance in 2000, as well as the Information Technology, Human Resources, Legal, Regulatory Affairs, and Public Affairs operating units for Cincinnati Bell Telephone in 2001.

David D. Miller became our Vice President—Sales and Operations in March 2002. Mr. Miller joined Cincinnati Bell Directory in 1989 where he served as Director of Yellow Pages Operations from April 1999 until March 2002. He also served as Director-Print Media and Operations, Senior Manager Manufacturing and Distribution, in addition to other product management and business planning management positions.

Brion B. Applegate co-founded Spectrum Equity Investors in 1993, and serves as general partner of various partnerships affiliated with Spectrum. Prior to forming Spectrum, he began his career in the private equity industry in 1979. Mr. Applegate is currently a director of Nassau Broadcasting Partners, Inc., and prior directorships include American Cellular Corp., H.O. Systems, Inc., and PriCellular Corp. He is also President and a director of CBD Investor and a director of CBD Holdings. Mr. Applegate has been a director since the acquisition.

Benjamin M. Coughlin is a Principal at Spectrum Equity Investors, which he joined in 1997. Prior to Spectrum, Mr. Coughlin worked as an Associate at Apax Partners in Munich, Germany, where he was involved with later-stage and buyout opportunities in the technology and information services industries. Mr. Coughlin serves as a director of Security, Inc. He is also Secretary and a director of CBD Investor and a director of CBD Holdings. Mr. Coughlin has been a director since the acquisition.

Audit Committee Financial Expert

Our Board of Directors has not established an audit committee of the Board. Our Board has determined that we have at least one “audit committee financial expert” (with the meaning of Item 401(h) of Regulation S-K) serving on the Board of Directors, and that director Benjamin M. Coughlin is such an audit committee financial expert. Mr. Coughlin is not “independent” (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934).

Code of Ethics

CBD Media has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Requests should be made in writing to Douglas Myers at CBD Media LLC, 312 Plum Street, Suite 900, Cincinnati, OH 45202.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation for services in all capacities for the last three fiscal years paid to our President and Chief Executive Officer and our two other most highly compensated executive officers serving as executive officers on December 31, 2004, whom we refer to as the named executive officers.

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Employee Incentive Plan
Douglas A. Myers, President and Chief Executive Officer	2004 2003 2002	$326,538 244,327 161,147	$106,250 125,000 80,000	(1 (1 (1	) ) )	$	— 521,500 —

John P. Schwing, Vice President of Finance and Administration	2004 2003 2002	204,731 148,517 101,138	63,000 55,000 42,074	(1 (1 (1	) ) )		— 150,581 —

David D. Miller, Vice President of Sales and Operations	2004 2003 2002	152,442 116,517 79,988	63,000 50,000 33,275	(1 (1 (1	) ) )		— 115,147 —

(1)	The value of perquisites and other personal benefits paid did not, in the aggregate, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported.

COMPENSATION OF DIRECTORS

The Board of Directors receive no compensation for their duties.

EMPLOYEE INCENTIVE PLAN

In connection with the 2003 recapitalization, CBD Investor, an affiliate of Spectrum, established an incentive compensation program for employees of CBD Media, who held equity interests in CBD Holdings at the time of the prior recapitalization. Pursuant to the program, CBD Investor agreed to provide an incentive pool to these employees of up to $4,000,000. This incentive amount is subject to vesting over a five-year period and is not payable unless and until a sale by CBD Media of 50% or more of its assets to a third party, a sale by CBD Investor of 50% or more of its interests in CBD Holdings to a third party, a sale by CBD Holdings of 50% or more of the equity interests in CBD Media to a third party or a sale by affiliates of Spectrum of 50% or more of the equity interests in CBD Investor to a third party, but excluding any such event in which the employees of CBD Media purchase such interests (a “Spectrum exit event”). Additionally, in order for any incentive amount to be payable, the aggregate value of the employees’ Class C units of CBD Holdings must equal or exceed a threshold amount, but may not exceed a ceiling amount at the time of the Spectrum exit event. The amount of the incentive pool actually payable at a Spectrum exit event will be determined by subtracting the total value of the employees’ equity from the ceiling amount, but in no event shall the incentive pool exceed $4,000,000 in the aggregate. The current threshold and ceiling amounts are $8,600,000 and $13,250,000 respectively. Upon consummation of the offering of the outstanding notes the threshold and ceiling amounts were reduced by the distributions received on the Class C units made upon completion of the offering. The threshold and ceiling amounts are subject to further reduction in the event distributions are made on the Class C units in the future, other than tax distributions. The incentive pool, if payable, will be allocated among the employees based on their relative percentage ownership in CBD Holdings. For administrative reasons, such amounts will actually be paid by CBD Media and CBD Investor will fund all amounts payable through contributions to us, which we in turn will contribute to CBD Media.

CBD Investor has also agreed that upon a Spectrum exit event, if the value of the Class C units held by employees is between the threshold and ceiling amounts as described above, then CBD Investor will pay Mr. Schwing an amount equal to $350,000. For administrative reasons, such amounts will actually be paid by CBD Media, and CBD Investor will fund all amounts payable through contributions to us, which in turn we will contribute to CBD Media.

RESTRICTIONS ON EMPLOYEE DISTRIBUTIONS

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately. The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with the CBD Media. Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders. The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control. The amount of the distributions is charged to expense over the vesting period.

EMPLOYMENT AGREEMENTS

Douglas A. Myers Employment Agreement

Under an amended and restated employment agreement entered into with us in connection with the acquisition and the 2003 recapitalization, Mr. Myers was retained to serve as our Chief Executive Officer. Under the agreement, Mr. Myers is entitled to receive a minimum base salary in the following amounts through 2008: $350,000 (2004); $400,000 (2005); $425,000 (2006); $450,000 (2007); and $475,000 (2008). Mr. Myers is also entitled to a bonus under our incentive bonus compensation plan in the following minimum bonus amounts: $125,000 (2004); $150,000 (2005); $175,000 (2006); $200,000 (2007); and $225,000 (2008). Under the agreement, Mr. Myers is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our senior executives and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Myers is also entitled to an allowance for use of an automobile and reimbursement of up to $5,000 a year for personal financial and estate planning services (plus taxes incurred), up to $10,000 in legal fees incurred in the negotiation of the employment agreement and up to $25,000 for his initial membership fees to a country club, as well as certain annual membership dues. Under the agreement, Mr. Myers was granted a 1.25% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year, with vesting accelerating upon a change of control as a result of which Spectrum and its affiliates do not control at least 50% of the voting securities of CBD Media or CBD Holdings. The agreement continues until September 2008. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Myers’ employment is terminated without cause or if he resigns for good reason.

John P. Schwing Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and the 2003 recapitalization, John Schwing was retained to serve as our Vice President—Finance & Administration and Chief Financial Officer. Under the agreement, Mr. Schwing is entitled to receive a minimum base salary in the following amount through 2008: $200,000 (2004); $225,000 (2005); $240,000 (2006); $260,000 (2007); and $285,000 (2008). Mr. Schwing is also entitled to a bonus under our incentive bonus compensation plan in the following minimum amounts: $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Schwing is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Schwing is also entitled to an allowance of up to $400 per month for use of an automobile. Under the employment agreement, Mr. Schwing was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year, with vesting accelerating upon a change of control as a result of which Spectrum and its affiliates do not control at least 50% of the voting securities of CBD Media or CBD Holdings. The employment agreement continues until September 2008. Mr. Schwing is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Schwing’s employment is terminated without cause.

David D. Miller Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and the 2003 recapitalization, David Miller is entitled to receive a minimum base salary in the followings amounts through 2008: $150,000 (2004); $165,000 (2005); $180,000 (2006); $190,000 (2007); and $200,000 (2008). Mr. Miller is also entitled to a bonus under our incentive bonus compensation plan in the following amounts: $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Miller is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Miller is also entitled to an allowance of up to $400 per month for use of an automobile. Under the employment agreement, Mr. Miller was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year, with vesting accelerating upon a change of control as a result of which Spectrum and its affiliates do not control at least 50% of the voting securities of CBD Media or CBD Holdings. The employment agreement continues until September 2008. Mr. Miller is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Miller’s employment is terminated without cause.

401(K) AND PROFIT SHARING PLAN

CBD Media currently sponsors a defined contribution benefit plan covering substantially all management and occupational employees. We have 100% participation by all employees. Under the plan, employees may contribute a percentage of their annual compensation to the Plan up to a maximum percentage identified in the plan. The annual dollar contribution by the employees is limited to a maximum amount determined by the Internal Revenue Service. CBD Media matches a percentage of employee contributions, and those funds are invested by each employee in a variety of investment options with the plan’s administrator. CBD Media contributed its share of matching contributions to the plan amounting to $74,000 in 2004 and $62,000 in 2003.

Supplemental Executive Retirement Plan

Effective January 1, 2004, CBD Media established a supplemental executive retirement plan (SERP), which is a non-qualified deferred compensation plan. Participants may elect to defer receipt of compensation under the SERP until termination of employment, death, disability, change of control (unless assumed by a successor) or termination of the SERP. CBD Media contributes a matching contribution equal to 50% of the participant’s compensation deferral. The participants’ deferrals and CBD Media’s contributions are credited with interest equal to the greater of (1) 5% or (2) the prime rate plus 2%. The SERP is an unfunded plan, as no assets have been set aside for the benefit of participants. As a result, participants only have an unsecured unfunded promise to pay and will be treated as general unsecured creditors in the event of the insolvency or bankruptcy of CBD Media. The financing transactions did not constitute a change of control under the SERP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding equity interests of CBD Media LLC are owned by CBD Holdings. CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by BRHI Inc., an affiliate of Cincinnati Bell Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Media is the sole stockholder of CBD Finance, Inc.

The following table sets forth information with respect to the beneficial ownership of the membership units of CBD Holdings as of March 30, 2005 by:

•	each person known to own beneficially more than 5% of any class of CBD Holdings’ membership units;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

Each unitholder possesses sole voting and investment power with respect to the units listed, unless otherwise noted. Unless otherwise noted, the address of each unitholder is c/o CBD Media LLC, 312 Plum Street, Suite 900, Cincinnati, Ohio 45202.

	Units
	Class A		Class B		Class C(1)
Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Percent of Total Voting Power
CBD Investor, Inc.(2)	491,137	97.44%	267,818	97.44%	—	—	100.00%
Brion B. Applegate(3)(5)	—	—	—	—	—	—	—
Benjamin M. Coughlin(4)(5)	—	—	—	—	—	—	—
Douglas A. Myers	—	—	—	—	9,375	53.44%	—
John P. Schwing	—	—	—	—	2,271.5	12.95%	—
David D. Miller	—	—	—	—	2,070	11.80%	—
All directors and executive officers as a group	—	—	—	—	17,541.5	78.19%	—

(1)	Holders of Class C units are not entitled to vote with respect to their Class C units. The number of units indicated reflects all issued and outstanding Class C units each of which have vested or will vest as of March 30, 2005. The remaining 25% of the issued and outstanding Class C units will vest ratably on March 7, 2006. John Schwing was granted 806 Class C units on June 13, 2003. 25% of the units have vested.

(2)

Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P., Spectrum III Investment Managements’ Fund, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P.,

and Spectrum IV Investment Manager’s Fund, L.P. (the “Spectrum Partnerships”) collectively own all of the outstanding shares of CBD Investor. The address for each of these entities is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

(3)	Mr. Applegate is also a general partner of two of the Spectrum Partnerships and a general partner of each of the general partners of the other four Spectrum Partnerships. He is also President and a director of CBD Investor. Voting and disposition of the membership units owned by CBD Investor is controlled indirectly by the general partners of the Spectrum Partnerships, and requires the approval of two or more individual general partners. In his capacity as general partner, Mr. Applegate may be deemed to share beneficial ownership of the membership units shown as beneficially owned by CBD Investor, but disclaims such beneficial ownership.

(4)	Mr. Coughlin is also Secretary and a director of CBD Investor. He does not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the membership units shown as beneficially owned by CBD Investor.

(5)	The address for this director is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Limited Liability Company Agreement of CBD Holdings

In connection with the acquisition of the directory publishing business of Cincinnati Bell Directory, CBD Investor, Inc. (an entity controlled by the Spectrum entities and of which Brion B. Applegate and Benjamin A. Coughlin are directors), BRHI Inc. (f/k/a Broadwing Holdings Inc.), Douglas A. Myers, John P. Schwing, David D. Miller and our other management employees (who we collectively refer to as “management members”) entered into a limited liability company agreement for CBD Holdings, which is the sole member of our company. The limited liability company agreement of CBD Holdings defines the members’ rights with respect to voting, ownership and transfer of their interests in CBD Holdings. The limited liability company agreement allocates the membership interests in CBD Holdings among these parties. CBD Investor and BRHI Inc. both hold interests in two classes of membership units, and management members hold interests in a separate class of units. CBD Investor is the only party that is entitled to vote with respect to its units. Approval of actions of CBD Holdings requiring a vote of a group of members must receive a majority vote of the particular class(es) of members entitled to vote. Under this agreement, CBD Investor and BRHI Inc. have made capital contributions to CBD Holdings for which they will not be entitled to receive interest paid on such contributions. Certain amendments of the CBD Holdings limited liability company agreement which adversely and/or disproportionately affect the interests of BRHI Inc. and/or the management members require the consent of BRHI Inc. and/or management members.

The voting members of CBD Holdings elect three directors to its board. Currently, the directors of CBD Holdings are Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers. To date, no independent director has been appointed to CBD Holdings’ board.

No members of CBD Holdings may transfer their membership interests if the transfer (i) causes a termination of CBD Holdings for income tax purposes, (ii) causes CBD Holdings to become a publicly traded partnership under the Internal Revenue Code, (iii) subjects CBD Holdings to regulations under the Investment Company Act of 1940, the Investment Advisors Act of 1940 or ERISA laws or (iv) violates applicable laws, unless the voting members of CBD Holdings authorize a transfer by majority vote. Unless a transfer is otherwise permitted under the limited liability company agreement, any transfer of membership interests requires approval by the majority vote of the voting members, which approval may be withheld in the sole and absolute discretion of such members.

Tag-along and Drag-along Rights

If the voting members of CBD Holdings elect to sell some or all of their membership interests to a third-party in a transaction that is not a permitted transfer under the limited liability company agreement, the voting members may require all of the other members to sell an equal proportion of their interests to such third-party on the same terms and conditions and the other members shall have the right to require such third-party to purchase an equal proportion of their interests on these terms.

Limited Liability Company Agreement of CBD Media LLC

CBC Media’s limited liability company agreement defines the rights of its sole member, CBD Holdings, with respect to management, distributions (including tax distributions) and indemnification. Its board is composed of three directors, elected by CBD Holdings, who manage all aspects and decisions of our business and affairs. Currently, the directors are Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers. Under the agreement it is obligated to make distributions to CBD Holdings at times and in the aggregate amounts determined by our directors. In addition, it is required to make a tax distribution to CBD Holdings in an amount equal to 44% of our theoretical net taxable income for each fiscal year.

The agreement limits the liability of all of CBD Media’s directors, officers and members to CBD Media and any member of CBD Media for losses incurred on behalf of CBD Media. In addition, CBD Media is obligated to indemnify any member, officer or director of CBD Media against any liability or loss suffered and expenses reasonably incurred on behalf of CBD Media in good faith. Indemnification under the agreement is to be provided out of and to the extent of CBD Media’s assets only, and no member of CBD Media has any personal liability with respect to such indemnity.

Advisory Agreement

In connection with the acquisition in 2002, Applegate & Collatos, Inc., or ACI, a firm co-owned by Brion B. Applegate, one of our directors, was engaged to provide advisory services and financing advice, as well as, financial, managerial and operational advice in connection with the day-to-day operations of CBD Media. Under the initial agreement, CBD Media agreed to pay ACI an annual management fee for its services, which is payable in quarterly installments, and to reimburse ACI for additional reasonable expenses upon its request. Effective as of June 13, 2003, the advisory agreement with ACI was amended to increase the annual management fee due to ACI thereunder from $500,000 to $2.0 million. The agreement is for an indefinite period and may only be terminated or amended by mutual consent of the parties. CBD Media has agreed to indemnify and hold harmless ACI and its affiliates, officers, partners, directors, employees, agents and other controlling persons from losses arising in connection with the acquisition or its engagement to provide advice under the agreement with CBD Media. CBD Media also agreed that the indemnified persons will not be liable to it or its security holders or creditors as a result of the engagement or the performance of services unless such losses are determined by a judge to have resulted from such person’s bad faith or gross negligence. Pursuant to a letter of instruction effective October 1, 2003, ACI directed CBD Media to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursement of expenses to CBD Holdings. Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI. The letter of instruction has been withdrawn and, pursuant to the advisory agreement, CBD Media continued to make quarterly payments of $500,000 to ACI directly and reimburse ACI for reasonable expenses, effective October 1, 2004.

For the year ended December 31, 2004, we paid ACI management fees in the amount of $2,000,000.

2004 Recapitalization

In October 2004, CBD Holdings and CBD Holdings Finance, Inc. issued the senior notes. In connection with the issuance of the senior notes, CBD Media amended the senior credit facility by increasing the size of the term loan portion of the senior credit facility by $23.0 million. CBD Media distributed approximately $7.0 million of cash on hand and $23.0 million of net proceeds of the increased term loan to CBD Holdings, which, in turn, distributed such funds, along with the net proceeds of the senior notes offering of approximately $97.0 million, to its equityholders.

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately. The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with the CBD Media. Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders. The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control. The amount of the distributions is charged to expense over the vesting period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2003 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

Audit Fees—Audit fees billed in 2004 and 2003 were $553,000 and $310,000, respectively. These amounts include fees for the assistance related to our various filings with the Securities and Exchange Commission including the issuance of comfort letters and auditor consents.

Audit-Related Fees—We had no audit-related fees or services.

Tax Fees—Billings for tax services were $46,950 and $379,080 in 2004 and 2003, respectively. This amount includes fees paid for assistance with federal, state and local tax compliance matters and advisory services with respect to tax implications of the 2004 and 2003 recapitalizations. All of the work performed in connection with this engagement was performed by full-time, permanent employees of the principal accountant.

All Other Fees—We had no other fees or services.

Our Board of Directors functions as our audit committee. Our policy is to require our Board of Directors to pre-approve audit and non-audit services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Our financial statements included in this Form 10-K are for the period from March 8, 2002 through December 31, 2002 and for the Year Ended December 31, 2004. Cincinnati Bell Directory Inc.’s (our Predecessor) combined financial statements are for the period from January 1, 2002 through March 7, 2002 and for the Year Ended December 31, 2001. Such financial statements are listed in the Index to Financial Statements on page F-1.

(a) (2) Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Formation of CBD Media Holdings LLC, filed March 4, 2002 (incorporated by reference to Exhibit 3.1 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.2	Certificate of Incorporation of CBD Holdings Finance, Inc., filed October 13, 2004 (incorporated by reference to Exhibit 3.2 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.3	First Amendment to the Limited Liability Agreement of CBD Media Holdings LLC, dated June 12, 2003 (incorporated by reference to Exhibit 3.3 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.4	First Amendment to the Limited Liability Agreement of CBD Media Holdings LLC, dated June 12, 2003 (incorporated by reference to Exhibit 3.4 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.5	Bylaws of CBD Media Holdings LLC (incorporated by reference to Exhibit 3.5 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

4.1	Indenture with respect to the 9¼% Senior Notes due 2012, among CBD Media Holdings LLC, CBD Holdings Finance, Inc. and HSBC Bank USA, National Association, as trustee, dated October 26, 2004 (incorporated by reference to Exhibit 4.1 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

4.2	Form of 9¼% Registered Global Note due 2012 (incorporated by reference to Exhibit 4.2 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

4.3	Exchange and Registration Rights Agreement, dated October 26, 2004, by and among CBD Media Holdings LLC, CBD Holdings Finance, Inc. and Lehman Brothers Inc. on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

4.4	Purchase Agreement, dated October 21, 2004, by and among CBD Media Holdings LLC, CBD Holdings Finance, Inc. and Lehman Brothers Inc., on behalf of initial purchasers and the financial institutions and entities thereto as Lenders (incorporated by reference to Exhibit 4.4 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

10.1	Credit Agreement, dated June 13, 2003, by and among CBD Media LLC, CBD Media Holdings LLC, the lenders party thereto and Lehman Commercial Paper Inc. as administrative agent with Lehman Brothers Inc. as joint-lead arranger and book runner, Banc of America Securities LLC as joint-lead arranger and book runner, Bank of America, N.A. as syndication agent and Toronto Dominion (Texas), Inc., as Documentation Agent (incorporated by reference to Exhibit 10.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

10.2	Directory Services Agreement by and between CBD Media LLC and L.M. Berry and Company, dated September 1, 2002 (incorporated by reference to Exhibit 10.2 to CBD Media’s Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6, 2003).

Exhibit No.	Description of Exhibit

10.3	Billing and Collection Services Operating Agreement between Cincinnati Bell Telephone and CBD Media, Inc., dated February 4, 2002 (incorporated by reference to Exhibit 10.3 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

10.4	License Agreement between Cincinnati Bell Inc. and CBD Media, Inc., dated as of February 4, 2002 (incorporated by reference to Exhibit 10.4 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

10.5	Agreement between Cincinnati Bell Directory Inc. and Quebecor Printing Directory Sales Corporation (now known as Quebecor World Directory Sales Corporation) dated January 1, 1999 and as amended November 20, 2001 (incorporated by reference to Exhibit 10.5 to CBD Media’s Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6, 2003).

10.6	Directory Delivery Agreement between Cincinnati Bell Directory, Inc. and Directory Distributing Associates, Inc., dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

10.7	Advisory Fee Letter Agreement by and between CBD Media LLC and Applegate & Collatos, Inc., dated as of March 7, 2002 (incorporated by reference to Exhibit 10.7 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

10.8	Amendment to the Letter Agreement of March 7, 2002, dated as of June 13, 2003 (incorporated by reference to Exhibit 10.8 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

*10.9	Second Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated September 1, 2003 (incorporated by reference to Exhibit 10.9 to CBD Media’s Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6, 2003).

*10.10	Amended and Restated Employment Agreement between CBD Media LLC and John P. Schwing dated September 1, 2003 (incorporated by reference to Exhibit 10.10 to CBD Media’s Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6, 2003).

10.11	First Amendment and Waiver to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.13 to CBD Media’s Report on Form 10-K filed March 30, 2004).

10.12	Second Amendment to Credit Agreement and First Amendment to Parent Security Agreement and Parent Pledge Agreement, dated as of October 26, 2004, among CBD Media Holdings LLC, CBD Media LLC, Lehman Commercial Paper Inc., as administrative agent for the Lenders, and the financial institutions and entities signatory thereto (incorporated by reference to Exhibit 10.3 to CBD Media’s Report on Form 8-K filed November 1, 2004).

*	Management contract.

(b) Exhibits

Exhibit 12.1	Ratio of Earnings to Fixed Charges

Exhibit 21.1	Subsidiaries of CBD Media Holdings LLC (incorporated by reference to Exhibit 21.1 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBD MEDIA HOLDINGS LLC

By:	/S/ DOUGLAS A. MYERS
Name:	Douglas A. Myers
Title:	President and Chief Executive Officer

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signature	Title

/S/ DOUGLAS A. MYERS Douglas A. Myers	President, Chief Executive Officer and Director (principal executive officer)

/S/ JOHN P. SCHWING John P. Schwing	Chief Financial Officer (principal financial and accounting officer)

/S/ BRION B. APPLEGATE Brion B. Applegate	Director and Secretary

/S/ BENJAMIN M. COUGHLIN Benjamin M. Coughlin	Director

INDEX TO FINANCIAL STATEMENTS

Page
CBD Media Holdings LLC
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2004, and 2003 and the Period From March 8, 2002 (Date of Inception) to December 31, 2002	F-4
Consolidated Statements of Member’s Capital (Deficit) for the Years Ended December 31, 2004 and 2003 and the Period From March 8, 2002 (Date of Inception) to December 31, 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and the Period From March 8, 2002 (Date of Inception) to December 31, 2002	F-6
Notes to Condensed Consolidated Financial Statements	F-7

Cincinnati Bell Directory Inc. (Predecessor to CBD Media Holdings LLC)
Report of Independent Registered Public Accounting Firm	F-20
Statement of Income for the Period from January 1, 2002 to March 7, 2002	F-21
Statement of Changes in Owner’s Net Investment for the Period from January 1, 2002 to March 7, 2002	F-22
Statement of Cash Flows for the Period from January 1, 2002 to March 7, 2002	F-23
Notes to Financial Statements	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

CBD Media Holdings LLC

We have audited the accompanying consolidated balance sheets of CBD Media Holdings LLC and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), members’ capital (deficit), and cash flows for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from March 8, 2002 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 30, 2005

CBD MEDIA HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,996	$22,466
Accounts receivable (net of allowance of $4,520 and $4,875 at December 31, 2004 and 2003, respectively)	6,843	7,020
Deferred directory costs	10,672	10,922
Prepaid expenses and other current assets	354	547
Related party receivable	1,209	1,000

Total current assets	34,074	41,955
PROPERTY AND EQUIPMENT (NET)	118	75
DEBT ISSUANCE COSTS (net of accumulated amortization of $2,373 and $806 at December 31, 2004 and 2003, respectively)	12,122	9,244
GOODWILL	28,299	28,299
INTANGIBLE ASSETS (NET)	235,153	260,921

TOTAL ASSETS	$309,766	$340,494

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt		$1,000
Accounts payable	$1,369	1,045
Accrued liabilities	8,069	6,878
Deferred revenue	5,952	5,472
Other current liabilities	634	659
Related party payable	114	190

Total current liabilities	16,138	15,244
LONG-TERM DEBT (NET OF CURRENT PORTION)	403,000	307,600
OTHER LONG-TERM LIABILITIES	1,584	2,093

Total liabilities	420,722	324,937

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER’S CAPITAL (Deficit):
Contributed capital	—	11,673
Retained earnings (Deficit)	(110,956)	3,884

Total member’s capital (Deficit)	(110,956)	15,557

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$309,766	$340,494

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND THE PERIOD

FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

	2004	2003	2002
NET REVENUE (includes related party amounts of $4,383, $4,491 and $4,501 in 2004, 2003 and 2002, respectively)	$87,654	$86,285	$67,535
COST OF REVENUE (includes related party amounts of $1,229, $1,375 and $1,257 in 2004, 2003 and 2002, respectively)	34,617	33,409	26,099
AMORTIZATION AND DEPRECIATION	25,798	26,532	22,778
GENERAL AND ADMINISTRATIVE (includes related party amounts of $2,000, $1,300 and $400 in 2004, 2003 and 2002, respectively)	7,281	3,749	1,645

OPERATING INCOME	19,958	22,595	17,013

OTHER EXPENSES:
Interest expense (includes related party amounts of $33 in 2002)	21,856	25,549	10,544
Interest income	(62)	(208)	(161)

Total other expenses	21,794	25,341	10,383

NET INCOME (LOSS)	(1,836)	(2,746)	6,630
OTHER COMPREHENSIVE LOSS—Interest rate swap	—	—	(1,079)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,836)	$(2,746)	$5,551

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND THE PERIOD

FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

	Contributed Capital (Deficit)	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Member’s Capital (Deficit)
BALANCE—March 8, 2002	$138,963			$138,963
Net income		$6,630		6,630
Other comprehensive loss—interest rate swap			$(1,079)	(1,079)

BALANCE—December 31, 2002	138,963	6,630	(1,079)	144,514
Net loss		(2,746)		(2,746)
Member contributions	1,000			1,000
Distribution to members	(128,290)			(128,290)
Other comprehensive income—interest rate swap			1,079	1,079

BALANCE—December 31, 2003	11,673	3,884	—	15,557
Net loss		(1,836)		(1,836)
Restricted units—compensation	2,881	—		2,881
Distributions to members	(14,554)	(113,004)		(127,558)

BALANCE—December 31, 2004	$—	$(110,956)	$—	$(110,956)

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND THE PERIOD FROM

MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATION ACTIVITIES:
Net income (loss)	$(1,836)	$(2,746)	$6,630
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	25,798	26,532	22,778
Write-off of debt issuance costs	—	4,885	—
Changes in certain working capital accounts, excluding affect of acquisition:
Accounts receivable	(31)	(655)	(1,463)
Prepaid expenses and other assets	1,759	1,137	442
Deferred directory costs	250	(141)	(3,873)
Accounts payable and other current liabilities	248	263	782
Accrued liabilities	1,191	(1,244)	7,021
Deferred revenue	480	209	1,704
Other	(534)	(198)	(38)

Net cash provided by operating activities	27,325	28,041	33,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	—	(343,434)
Capital expenditures	(74)	(48)	(57)

Net cash used in investing activities	(74)	(48)	(343,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted units—Compensation	2,881	—	—
Member contributions	—	1,000	138,963
Distribution to member	(127,558)	(128,290)	—
Debt issuance costs	(4,444)	(10,050)	(6,242)
Proceeds from borrowings	123,000	310,000	220,000
Payments on borrowings	(28,600)	(211,400)	(10,000)

Net cash provided by (used in) financing activities	(34,721)	(38,740)	342,721

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,470)	(10,747)	33,213

CASH AND CASH EQUIVALENTS:
Beginning of period	22,466	33,213	—

End of period	$14,996	$22,466	$33,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including interest rate swap)	$18,843	$19,360	$6,756

Cash paid for income taxes	$60	$—	$43

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media Holdings LLC (“CBD Holdings”) is located in Cincinnati, Ohio and owns 100% of CBD Media LLC (“CBD Media” and, together with CBD Holdings, the “Company”). The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM. CBD Holdings is approximately 95% owned by CBD Investor, Inc., an affiliate of Spectrum Equity Investors, and has no material operations of its own or assets other than the equity interests of CBD Media.

On October 13, 2004, the Company formed a wholly-owned finance subsidiary, CBD Holdings Finance, Inc. (“CBD Holdings Finance”), which is incorporated in the state of Delaware. CBD Holdings Finance co-issued the senior notes, joint and severally, with the Company. Separate financial statements for CBD Holdings Finance are not provided because CBD Holdings Finance does not have independent assets or operations from the Company.

Substantially all of the Company’s operations are outsourced to third-party service providers, and we are dependent upon the performance of third parties for the following key components of our operations: sales of advertising, printing of directories, distribution and delivery of directories, and billing and collection. The Company has executed long-term contracts with these third-parties. A change in these suppliers could cause a disruption in the Company’s business due to the time it would take to locate and qualify an alternate supplier for these services.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and demand deposits with banks and short-term, highly liquid investments.

Property and Equipment—Depreciation is computed using the straight-line method over estimated useful lives ranging from three to five years.

Goodwill and Intangible Assets—At inception the Company adopted Financial Accounting Standard No. (“FAS”) 142—“Goodwill and Other Intangible Assets.” Recorded goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in the fourth quarter. Other intangible assets are reviewed for impairment in accordance with FAS 144—“Accounting for the Impairment or Disposal of Long-Lived Assets.” All other intangible assets except for advertiser related assets are amortized using the straight-line amortization method. Advertiser related assets are amortized using an accelerated amortization method that matches the expected benefit derived from the advertisers. The accelerated amortization method used is a method that allocates amortization expense in proportion to each year’s expected revenues to the total expected revenues over the thirty year life of the Company’s advertisers. Based on the Company’s experience, advertiser attrition is more rapid in the earlier years of the life of the Company’s advertisers. A summary of intangible assets is as follows:

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

Carrying amount December 31, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(11,509)	(28,233)	(37)	(9,500)	(49,279)

Net amount at December 31, 2003	$40,491	$125,767	$163	$94,500	$260,921

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

Amortization of identifiable intangible assets for the next five years as of December 31, 2004 is as follows:

Year ending December 31:
2005	$25,122
2006	24,560
2007	24,070
2008	23,640
2009	23,265

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method. On June 13, 2003, the Company successfully completed a recapitalization, in which the then existing credit facility was terminated and the Company entered into a $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes. The Company incurred debt issuance costs of approximately $10,050 related to the recapitalization. Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the termination of such debt. In February 2004, the Company refinanced the tranche B term loan of its senior credit facility with a tranche C term loan (see Note 6). In connection with the February refinancing the Company capitalized financing fees of approximately $600. In October 2004, the Company issued and sold $100,000 of 9 1/4% senior notes and replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 6). In connection with the October debt issuance and refinancing the Company capitalized financing fees of approximately $3,844. Amortization of approximately $1,566, $6,143 (including $4,885 related to the write-off of existing debt issuance costs) and $905 has been charged to expense for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,218 and $2,752 at December 31, 2004, and 2003, respectively.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flow analyses, based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not require collateral.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

A roll forward of the allowance for sales adjustments for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002 is as follows:

Balance, March 8, 2002	$—
Addition due to acquisition	2,279
Charged to revenue	3,215
Write-offs	(2,867)

Balance, December 31, 2002	2,627
Charged to revenue	4,136
Write-offs	(1,888)

Balance, December 31, 2003	4,875
Charged to revenue	4,113
Write-offs	(4,468)

Balance, December 31, 2004	$4,520

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Net revenue includes primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on our historical experience, our current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses. State and city taxes resulted in expense of approximately $59 for the year ended December 31, 2004, a benefit of approximately $43 for the year ended December 31, 2003, and expense of approximately $131 for the period from March 8, 2002 (date of inception) to December 31, 2002.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

FAS 151—Inventory Costs an Amendment of ARB 43, Chapter 4 was issued in November 2004. FAS 151 amends guidance in ARB 43 Chapter 4 related to inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. FAS 151 is effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

FAS 123 (revised 2004)—Share Based Payments (“FAS 123-R”) was issued in December 2004. FAS 123-R replaces FAS 123—Accounting for Stock-Based Compensation, and supersedes APB 25—Accounting for Stock Issued to Employees. FAS 123-R requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. FAS 123-R is effective for reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

FAS 153—Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions was issued in December 2004. FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as result of the exchange. FAS 153 is effective for periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

3.	ACQUISITION

On March 8, 2002, the Company purchased certain assets and assumed certain liabilities of Cincinnati Bell Directory, Inc., which encompassed the yellow page operations owned by Broadwing Inc. for $343,434. Under purchase accounting, the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the assets and liabilities either purchased or assumed has been recorded as goodwill. The acquired operation has been reflected in the statement of operations from the date of acquisition, March 8, 2002. The acquisition was financed by member’s equity contributions and debt borrowings.

Assets acquired and liabilities assumed were as follows:

Accounts receivable	$5,901
Prepaid expenses and deferred directory costs	6,871
Goodwill	28,299
Other intangible assets	310,200
Liabilities assumed	(7,837)

Total	$343,434

The following unaudited pro forma financial information is presented on the basis that the Company’s purchase of the yellow page operations owned by Broadwing Inc. had occurred as of January 1, 2002:

Pro forma net revenue for the period from January 1, 2002 to December 31, 2002	$81,804
Pro forma net income for the period from January 1, 2002 to December 31, 2002	$6,907

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Furniture and office equipment	$40	$40
Computer software	37	15
Computer equipment	102	50

Total	179	105
Less accumulated depreciation	(61)	(30)

Property and equipment—net	$118	$75

5.	DEFERRED DIRECTORY COSTS

At December 31, 2004 and 2003, the Company deferred directory costs for directories in the Greater Cincinnati Area which were published in June and November 2004 and 2003, respectively. Deferred directory costs at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Selling	$7,113	$7,038
Production	3,093	3,293
Distribution	466	591

Total deferred directory costs	$10,672	$10,922

6.	LEASES

The Company leases office space under non-cancelable operating leases. Rent paid was approximately $267, $354 and $291 for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

Future minimum rent payments are as follows:

Year ending December 31:
2005	$144
2006	144
2007	86
2008	68
2009	70
Thereafter	185

Total	$697

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

7.	LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	2004	2003
9¼% Senior Notes due 2012	$100,000
8 5/8% Senior Subordinated Notes due 2011	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 4.548% at December 31, 2004 and 4.38% at December 31, 2003, due on December 31, 2009.	$153,000	$158,600

Total	$403,000	$308,600
Less current maturities	—	1,000

Total	$403,000	$307,600

In conjunction with the recapitalization on June 13, 2003, the Company issued $150,000 of 8 5/8% Senior Subordinated Notes due 2011. Net of fees and expenses, the issuance generated cash proceeds of $141,442. These proceeds, along with the proceeds from a senior credit facility with a tranche B term loan of $160,000 and cash on hand were used to retire the then existing $50,000 Term Loan A and the $160,000 Term Loan B. As part of the recapitalization in 2003 the Company made distributions of approximately $128,300 to its members. Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 tranche B term loan, under which the Company could borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins. The tranche B term loan required annual principal reductions of $1,600 and the balance was due at maturity on December 31, 2008. The line of credit replaced the existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%. There were no borrowings outstanding on the revolving lines of credit at December 31, 2004 or 2003.

The fair value of the Company’s debt obligations was approximately $413,750 and $323,045 as of December 31, 2004 and 2003, respectively.

In conjunction with the previous credit facility, the Company entered into an interest rate swap agreement on October 4, 2002 that effectively converted a portion of the interest on the Term A and B loans to a fixed rate of 6.17%. In accordance with FAS 133-Accounting for Derivative Instruments and Hedging Activities, the Company has classified this interest rate swap agreement as a cash flow hedge. On June 18, 2003, in conjunction with the recapitalization, the Company paid approximately $2,900 to terminate this interest rate swap agreement which is presented within interest expense on the accompanying consolidated statement of operations.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. Prior to the refinancing, the Company made a principal payment of $8,600 thereby reducing the outstanding principal balance.

In October 2004, the Company completed a recapitalization in which the Company issued and sold $100,000 of 9¼% senior notes due 2012. In connection with the recapitalization, the Company amended the senior credit facility by replacing the existing tranche C term loan with a tranche D term loan to borrow an additional $23,000. As part of the recapitalization in 2004 the Company made distributions of approximately $125,300 to its members.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract. Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage. At December 31, 2004 and 2003, the Company was in compliance with all restrictive covenants or the Company received waivers for events of non-compliance.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$153,000
2011	150,000
2012	100,000

Total	$403,000

8.	RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company. Total fees for such services were approximately $1,229, $1,375 and $1,287 for the year ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services. Total fees for such services were $4,383, $4,491 and $4,501 for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were approximately $2,000, $1,300 and $400 for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

9.	401(k) PLAN

During 2002 the Company established a 401(k) plan. Employees who are at least 21 years old are eligible for participation. Employees may contribute a portion of their annual compensation to the plan subject to Internal Revenue Service limitations. During the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, the Company’s discretionary contributions to the 401(k) plan were approximately $74, $62 and $33, respectively.

10.	DESCRIPTION OF EQUITY UNITS

General—There are three classes of units of CBD Holdings: Class A units, Class B units and Class C units. CBD Holdings initially issued 504,062 Class A units, 470,938 Class B units and 23,570 Class C units. CBD Holdings has the right to issue additional Class A units, Class B units and/or Class C units and to issue new classes of units in the discretion of the Board of Directors, and the Board of Directors shall have the right to adjust Percentage Interests, as defined, to reflect issuances, repurchases, and transfers of units. Upon a change of control the CBD Holdings may, at its option, repurchase the Class C units at their then fair value. During 2003 in connection with the Company’s recapitalization, 196,072 Class B units were cancelled and 806 Class C units were issued. In 2004, 330 Class C units were forfeited.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

Voting—Unless otherwise stated in the CBD Media Holdings LLC Agreement (“LLC Agreement”), whenever the vote, consent or approval of a group of members is required, such vote, consent or approval shall be by greater than fifty percent (50%) of such members.

The holders of Class A units are entitled to one vote per Class A unit, except for units held by BRHI Inc., a Delaware corporation (“BRHI”) which are not entitled to vote. The holders of Class B units are entitled to one vote per Class B unit, except for the units held by BRHI which are not entitled to vote. The holders of the Class C units shall not be entitled to any vote with respect to their Class C units.

CBD Investor, Inc. holds all outstanding voting units.

Each voting member has the right to vote upon the following matters: sale of assets; merger or consolidation; change in rights, preferences or privileges; increasing authorized shares, debts or options; creation of other classes of securities; additional capital contributions or loans; bankruptcy filing; dissolution; other matters; and amend the LLC Agreement.

Transfer Restriction—There are a number of restrictions upon the transfer of the units that are contained in the LLC Agreement. Except for “permitted transfers”, which is expressly defined in the LLC Agreement, no member may transfer all or a portion of its units unless approved by a majority vote of the voting members. In addition, the LLC Agreement grants “tag-along” rights to the members (other than CBD Investor, Inc.) and “drag-along” rights to (i) the voting members of the Company who desire to sell some or all of their units and (ii) the shareholders of CBD Investor, Inc.

Cash Flow Distributions—Cash Flow, as defined in the LLC Agreement, is paid first to Class C and Class A members in accordance with the LLC Agreement, and thereafter, any remaining Cash Flow is distributed to the members in accordance with the LLC Agreement as amended. Specifically, a percentage of such Cash Flow equal to the Class A Percentage is distributed to the Class A members in proportion to their respective accrued and unpaid Preferred Dividends, if any, until the aggregate cumulative distributions made (A) to the Class A members are equal to their respective accrued and unpaid Preferred Dividends, and (B) to the Class C members are made equal to the cumulative distributions made to the Class A members under clause (A) above multiplied by a fraction the numerator of which is the Class C Percentage and the denominator of which is the Class A Percentage. The term “Preferred Dividend” means, with respect to the Class A units held by each Class A member only, a cumulative amount calculated like simple interest (non-compounded) at a rate equal to seven and 5/10ths percent (7.5%) per annum on the Members’ Equity Contribution Account, as defined. In addition, in the event cash distributions are not sufficient to cover the unitholder’s Excess Tax liability, as defined, CBD Holdings is obligated to pay tax distributions.

Distributions Upon Liquidation—In the event of the Liquidation of the Company, as defined in the LLC Agreement, the assets will be liquidated as promptly as consistent with obtaining a fair value therefor, and the proceeds will be applied and distributed by the Company in the following order: (i) first, to creditors of the Company, including, without limitation, any members that are creditors, all in the order of priority as provided by law, (ii) second, to establishing any reserves for any contingent, conditional or unmatured liabilities or obligation of the Company, and (iii) thereafter, to the members, all in accordance with the LLC Agreement.

11.	MANAGEMENT UNIT AWARDS AND INCENTIVE COMPENSATION

During 2002, CBD Holdings awarded 23,570 Class C units in CBD Holdings to management of the Company. During 2003, an additional 806 Class C units were issued. In 2004, 330 Class C units were forfeited. The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3. The Class C units are subject to various restrictions, including continuous employment over a four year period.

Subsequent to the vesting period, any transfer or sale of the Class C units is subject to the approval of the majority owners of CBD Holdings. Management believes that the restrictions on liquidation and lack of voting rights make the Class C units subordinate to the other classes of unit holders in CBD Holdings. Therefore, this measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38—Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock. Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38. A measurement date will be reached when the restrictions on the Class C units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Holdings. At the measurement date, the Company will recognize compensation expense equal to the fair value of the Class C units on that date.

In connection with the recapitalization in June 2003, CBD Investor, Inc. (parent of CBD Holdings) established an incentive compensation program for the Company’s employees who hold the Stock Units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003. Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350. This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events. Additionally, in order for any incentive amount to be payable, the aggregate value of the Stock Units at such event must equal or exceed $8,600 but may not exceed $13,250. If the total value of the Stock Units at the time of such event exceeds $13,250, then no incentive amount is payable. The incentive amount will be paid upon the occurrence of a qualifying event and charged to expense when the incentive payment becomes probable and in accordance with the remaining vesting period.

In April 2004, the holders of the Class C units received aggregate tax distributions from the Company of approximately $1,555. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense. In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315. The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company. Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders. The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control. The amount of the incentive compensation is charged to expense over the vesting period. Compensation expense for the year ended December 31, 2004 was approximately $134.

12. RESTRICTED SUBSIDIARIES

CBD Holdings is a holding company with no material operations of its own or assets other than the equity interests of CBD Media. Our operations are conducted through CBD Media. In October 2004, CBD Holdings issued and sold $100,000 of 9¼% notes due 2012; see Note 6. Our ability to make payments on the notes is dependent on the earnings and distribution of funds from CBD Media through loans, dividends or otherwise. However, CBD Media is not obligated to make funds available to us for payment on the notes. The terms of the senior credit facility and the indenture governing the subsidiary notes significantly restrict CBD Media from paying dividends and otherwise transferring assets to us, except for administrative, legal and accounting services.

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2004 and 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002. The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries. Separate financial statements for CBD Holdings are not presented based on Management’s determination that they do not provide additional information that is material to investors.

	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2003 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2002 Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,316	$13,680		$14,996		$22,466		$22,466		$33,213		$33,213
Accounts receivable (net)		6,843		6,843		7,020		7,020		7,063		7,063
Deferred directory costs		10,672		10,672		10,922		10,922		10,781		10,781
Prepaid expenses and other current assets		354		354		547		547		426		426
Related party receivable		1,209		1,209		1,000		1,000		301		301

Total current assets	1,316	32,758		34,074		41,955		41,955		51,784		51,784
ADVANCE TO PARENT		3,188	$(3,188)
PROPERTY AND EQUIPMENT (NET)		118		118		75		75		49		49
DEBT ISSUANCE COSTS (NET)	3,506	8,616		12,122		9,244		9,244		5,337		5,337
INVESTMENT IN SUBSIDIARY COMPANIES.					$15,557		$(15,557)		$144,514		$(144,514)
GOODWILL		28,299		28,299		28,299		28,299		28,299		28,299
INTANGIBLE ASSETS (NET)		235,153		235,153		260,921		260,921		287,431		287,431

TOTAL ASSETS	$4,822	$308,132	$(3,188)	$309,766	$15,557	$340,494	$(15,557)	$340,494	$144,514	$372,900	$(144,514)	$372,900

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt						$1,000		$1,000		$25,200		$25,200
Accounts payable		$1,369		$1,369		1,045		1,045		782		782
Accrued liabilities	$1,670	6,399		8,069		6,878		6,878		8,113		8,113
Deferred revenue		5,952		5,952		5,472		5,472		5,262		5,262
Other current liabilities		634		634		659		659		659		659
Related party payable	3,188	114	$(3,188)	114		190		190		200		200

Total current liabilities	4,858	14,468	(3,188)	16,138		15,244		15,244		40,216		40,216
LONG-TERM DEBT	100,000	303,000		403,000		307,600		307,600		184,800		184,800
INTEREST RATE SWAP										1,079		1,079
OTHER LONG-TERM LIABILITIES		1,584		1,584		2,093		2,093		2,291		2,291
EXCESS DISTRIBUTIONS FROM SUBSIDIARY	10,920		(10,920)
COMMITMENTS AND CONTINGENCIES
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital					$11,673	11,673	$(11,673)	11,673	$138,963	138,963	$(138,963)	138,963
Retained earnings (deficit)	(110,956)	(10,920)	10,920	(110,956)	3,884	3,884	(3,884)	3,884	6,630	6,630	(6,630)	6,630
Accumulated other comprehensive loss									(1,079)	(1,079)	1,079	(1,079)

Total members’ capital (deficit)	(110,956)	(10,920)	10,920	(110,956)	15,557	15,557	(15,557)	15,557	144,514	144,514	(144,514)	144,514

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$4,822	$308,132	$(3,188)	$309,766	$15,557	$340,494	$(15,557)	$340,494	$144,514	$372,900	$(144,514)	$372,900

	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2003 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2002 Consolidated
NET REVENUE		$87,654		$87,654		$86,285		$86,285		$67,535		$67,535
COST OF REVENUE		34,617		34,617		33,409		33,409		26,099		26,099
AMORTIZATION AND DEPRECIATION		25,798		25,798		26,532		26,532		22,778		22,778
GENERAL AND ADMINISTRATIVE EXPENSES	$3	7,278		7,281		3,749		3,749		1,645		1,645

OPERATING INCOME	(3)	19,961		19,958		22,595		22,595		17,013		17,013
OTHER EXPENSES:
Interest expense	1,755	20,101		21,856		25,549		25,549		10,544		10,544
Interest income	(2)	(60)		(62)		(208)		(208)		(161)		(161)
Earnings in subsidiary	(80)		$80		$(2,746)		$2,746		$5,551		$(5,551)

Total other expenses	(1,833)	20,041	80	21,794	(2,746)	25,341	2,746	25,341	5,551	10,383	(5,551)	10,383

NET INCOME (LOSS)	(1,836)	(80)	80	(1,836)	(2,746)	(2,746)	2,746	(2,746)	5,551	6,630	(5,551)	6,630
OTHER COMPREHENSIVE LOSS—Interest rate swap										(1,079)		(1,079)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,836)	$(80)	$80	$(1,836)	$(2,746)	$(2,746)	$2,746	$(2,746)	$5,551	$5,551	$(5,551)	$5,551

	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2003 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2002 Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,836)	$(80)	$80	$(1,836)	$(2,746)	$(2,746)	$2,746	$(2,746)	$5,551	$6,630	$(5,551)	$6,630
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization		25,798		25,798		26,532		26,532		22,778		22,778
Subsidiary earnings	80		(80)		2,746		(2,746)		(5,551)		5,551
Write-off of debt issuance costs						4,885		4,885
Changes in certain working capital accounts, excluding effect of acquisitions:
Accounts receivable		(31)		(31)		(655)		(655)		(1,463)		(1,463)
Prepaid expenses and other assets	84	1,675		1,759		1,137		1,137		442		442
Deferred directory costs		250		250		(141)		(141)		(3,873)		(3,873)
Accounts payable		248		248		263		263		782		782
Accrued liabilities	1,670	(479)		1,191		(1,244)		(1,244)		7,021		7,021
Deferred revenue		480		480		209		209		1,704		1,704
Other		(534)		(534)		(198)		(198)		(38)		(38)

Net cash provided by operating activities	(2)	27,327		27,325		28,041		28,041		33,983		33,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business										(343,434)		(343,434)
Capital expenditures		(74)		(74)		(48)		(48)		(57)		(57)

Net cash used in investing activities		(74)		(74)		(48)		(48)		(343,491)		(343,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances	3,188	(3,188)
Member contributions		2,881		2,881		1,000		1,000		138,963		138,963
Distributions	(127,558)			(127,558)	128,290			(128,290)
Intercompany distributions received (paid)	29,278	(29,278)			128,290	(128,290)
Debt issuance costs	(3,590)	(854)		(4,444)		(10,050)		(10,050)		(6,242)		(6,242)
Proceeds from borrowings	100,000	23,000		123,000		310,000		310,000		220,000		220,000
Payments on borrowings		(28,600)		(28,600)		(211,400)		(211,400)		(10,000)		(10,000)

Net cash provided by (used in) financing activities	1,318	(36,039)		(34,721)		(38,740)		(38,740)		342,721		342,721

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,316	(8,786)		(7,470)		(10,747)		(10,747)		33,213		33,213
CASH AND CASH EQUIVALENTS:
Beginning of period		22,466		22,466		33,213		33,213

End of period	$1,316	$13,680		$14,996		$22,466		$22,466		$33,213		$33,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including swap termination)		$18,843		$18,843		$19,360		$19,360		$6,756		$6,756
Cash paid for income taxes		60		60						43		43

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

AND THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

(Dollars in Thousands)

13.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net revenue	$21,748	$22,860	$21,746	$21,300	$87,654
Cost of revenue	7,930	9,017	8,123	9,547	34,617
Amortization & depreciation	6,449	6,449	6,449	6,451	25,798
General & administrative expenses	1,131	2,098	2,176	1,876	7,281

Operating income	6,238	5,296	4,998	3,426	19,958
Other expenses	5,048	4,970	4,723	7,053	21,794

Net income (loss)	$1,190	$326	$275	$(3,627)	$(1,836)

2003
Net revenue	$21,077	$21,940	$21,630	$21,638	$86,285
Cost of revenue	7,805	7,952	8,547	9,105	33,409
Amortization & depreciation	6,631	6,631	6,631	6,639	26,532
General & administrative expenses	622	502	1,687	938	3,749

Operating income	6,019	6,855	4,765	4,956	22,595
Other expenses	3,031	11,889	5,439	4,982	25,341

Net income (loss)	$2,988	$(5,034)	$(674)	$(26)	$(2,746)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the

Shareowners of Broadwing Inc.:

We have audited the accompanying statements of income, changes in owner’s net investment and cash flows of Cincinnati Bell Directory Inc. (the “Company”) (a wholly-owned subsidiary of Broadwing Inc.) for the period from January 1, 2002 to March 7, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Directory Inc. as of March 7, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to March 7, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

May 9, 2003

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

STATEMENT OF INCOME

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Net revenue	$14,269
Cost of revenue (includes related party amounts of $3,121)	8,873
General and administrative expenses (includes related party amounts of $310)	419

Operating income	4,977
Other expenses—net	12

Income before income taxes	4,965
Provision for income taxes	1,954

Net income	$3,011

See notes to financial statements.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

STATEMENT OF CHANGES IN OWNER’S NET INVESTMENT

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Owner’s Net Investment
Balance at January 1, 2002	$10,076
Net income	3,011
Transfers to owner—net	(8,031)

Balance at March 7, 2002	$5,056

See notes to financial statements.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

STATEMENT OF CASH FLOWS

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$3,011
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	24
Deferred income tax benefit	(166)
Changes in certain working capital accounts:
Accounts receivable	3,892
Prepaid expenses and other assets	870
Deferred directory costs	2,800
Other assets	915
Accrued liabilities	246
Deferred revenue	(1,756)
Other	(1,954)

Net cash provided by operating activities	7,882

Cash Flows from Financing Activities:
Cash overdraft	149
Transfers to owner-net	(8,031)

Net cash used in financing activities	(7,882)

Net Change in Cash and Cash Equivalents	—
Cash and Cash Equivalents:
Beginning of period	—

End of period	$—

See notes to financial statements.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

NOTES TO FINANCIAL STATEMENTS

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

1.	Business Description

Nature of Business—Cincinnati Bell Directory Inc. (the “Company” or “Cincinnati Bell Directory”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet based service known as “Cincinnati Exchange” and on CD-ROM. In addition to the Yellow Page Services, the Company also produces the Cincinnati Bell White Pages for its affiliated company, Cincinnati Bell Telephone.

Cincinnati Bell Directory is a wholly-owned subsidiary of Broadwing, Inc. (“Broadwing”) which is a publicly traded company.

2.	Financial Statement Presentation

For the period from January 1, 2002 to March 7, 2002, Cincinnati Bell Directory’s financial statements reflect the results of operations, cash flows and changes in owner’s net investment as if Cincinnati Bell Directory were a separate entity for the period. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to Cincinnati Bell Directory.

Cincinnati Bell Directory’s financing requirements are primarily provided through cash generated from the Company’s operations. Cincinnati Bell Directory participates in Broadwing’s centralized cash management system to finance operations. Under this system all cash generated is transferred to Broadwing and then provided to Cincinnati Bell Directory as needed. Cincinnati Bell Directory’s statement of income does not include any significant interest expense or income relating to such cash activity.

General corporate overhead costs related to Broadwing’s corporate headquarters and shared service functions are allocated to Cincinnati Bell Directory, to the extent such amounts are applicable to Cincinnati Bell Directory, primarily based on the ratio of anticipated support provided to Cincinnati Bell Directory as compared to other subsidiaries of Broadwing. The allocation is calculated as a function of revenue, payroll and property. The allocations are recorded in the period that they are incurred. Management believes these allocations are reasonable and comparable to the costs that would have been incurred if Cincinnati Bell Directory were a stand-alone entity. As a stand-alone entity, Cincinnati Bell Directory would need to begin using its own resources of purchasing services to perform these functions and would be fully responsible for the costs and expenses associated with the management of its business.

3.	Summary of Significant Accounting Policies

Income Taxes—Cincinnati Bell Directory’s operations are included in the combined U.S. federal and state income tax returns filed by Broadwing. During such time, income tax expense in Cincinnati Bell Directory’s financial statements was calculated as if Cincinnati Bell Directory had filed separate income tax returns. Allocations of current income taxes payable to Broadwing are considered to have been remitted, in cash, in the period the related income tax expense was recorded.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues and expenses related to publishing directories are recognized using the “amortization method” under which revenues and expenses are recognized over the lives of the directories, generally twelve months.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms.

4.	Commitments and Contingencies

Operating Lease—The Company leases its facilities under noncancelable operating leases (the “facility leases”), with expected expirations between March 31, 2002 and September 30, 2003. Under the terms of these facilities leases, the Company is also responsible for maintenance and insurance. In addition to the minimum lease payments, the Company is responsible for contingent payments to cover its portion of the buildings’ operating expenses and utilities, based upon square feet occupied. In March 2002, the Company negotiated the termination of the leases. In connection with the termination of the leases the Company recorded a $125 charge in the period ended March 7, 2002.

Total rent expense for the period ended March 7, 2002 totaled $44 (excluding the $125 termination charge noted above).

5.	Benefit Plans

Cincinnati Bell Directory employees are covered by Broadwing’s employee benefit plans including their defined benefit pension plans, their health care and group life insurance benefit plans, and their defined contribution plan. The pension benefit formula for the defined benefit plan is determined by a combination of compensation based credits and annual guaranteed interest credits. Funding for this plan is achieved through contributions to an irrevocable trust fund.

The health care and group life benefit plans are funded through Voluntary Employee Benefit Association trusts managed by Broadwing. It is Broadwing’s practice to fund amounts as deemed appropriate from time to time. Total expense for Cincinnati Bell Directory related to the health care and group life benefit plans for the period ended March 7, 2002 was $13.

Cincinnati Bell Directory’s contributions to the defined contribution plan are based on matching a portion of the employee contributions or on a percentage of employee earnings or net income for the year. Total Cincinnati Bell Directory contributions to the defined contribution plan were $12 for the period ended March 7, 2002.

6.	Stock-based Compensation

Cincinnati Bell Directory employees are also eligible for participation in Broadwing’s long term incentive plan. Under this plan, certain employees of Cincinnati Bell Directory are granted stock options in Broadwing

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

common stock and other stock-based awards. Under this plan, options are granted with exercise prices that are not less than market value of the stock at the grant date. Generally, stock options have ten-year terms and vest over three to five years. Cincinnati Bell Directory incurred no compensation expense for these options during the year, as they follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for this plan.

Cincinnati Bell Directory follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” but applies APB Opinion 25 and related interpretations in accounting for its plans. If Cincinnati Bell Directory had elected to recognize compensation cost for the issuance of Broadwing options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income for the period ended March 7, 2002 would have been impacted as follows:

Thousands of dollars except shares and per share amounts
Net income:
As reported	$3,011
Pro forma compensation expense—net of tax benefits	(17)

Total pro forma net income	$2,994

At December 31, 2001 and March 7, 2002, 94,720 Broadwing stock options were held by Cincinnati Bell Directory employees. The weighted average exercise price of the stock options was $19.59. During the period from January 1, 2002 to March 7, 2002 there were not any grants, forfeitures or exercises of Broadwing stock options held by Cincinnati Bell Directory employees.

At March 7, 2002, 48,765 of the Broadwing stock options held by Cincinnati Bell Directory employees were exercisable at the following amounts per share: $35.97 to $30.34 (9,688 shares), $27.78 to $20.16 (11,775 shares) and $16.75 to $9.65 (27,302 shares).

7.	Related Party Transactions

Financing—Cincinnati Bell Directory participants in Broadwing’s centralized cash management system to finance operations. Cash deposits received by Cincinnati Bell Directory are transferred to Broadwing on a daily basis, and Broadwing funds Cincinnati Bell Directory’s disbursement bank accounts as required.

All related party transactions, including receivables and payables, are cleared through an intercompany account, which is ultimately settled at the Broadwing level as cash is managed centrally. No significant interest income or expense was derived from related party receivables or payables which flow through to Broadwing’s intercompany accounts.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Related Party Allocations—The Company’s related party allocation expenses for the period ended March 7, 2002 are summarized below:

Allocations included in cost of revenue:
Royalty for Cincinnati Bell name	$2,823
Shared services allocations	298
Allocations included in general and administrative expenses:
Payroll allocations	265
Corporation allocations	45

Total allocations	$3,431

Cincinnati Bell Directory pays Broadwing a royalty fee of $15,000 each year for the use of the Cincinnati Bell name. The royalty payment is included in cost of revenue in the statement of income.

Also included in cost of revenue in Cincinnati Bell Directory’s statement of income are expenses for shared services provided by Cincinnati Bell Telephone, which is a separate, wholly-owned subsidiary of Broadwing. Cincinnati Bell Directory’s revenues from directory advertising are billed on its customers’ Cincinnati Bell Telephone local service bill. As such, Cincinnati Bell Telephone provides the following services on the behalf of Cincinnati Bell Directory: bill processing, bill rendering, cash collections and adjustment processing. Total fees charged to Cincinnati Bell Directory for these services were $298 for the period ended March 7, 2002.

Broadwing provides corporate tax, auditing and treasury services, corporate planning and financial analysis, rental of office space, corporate communications, corporate human resources support and corporate legal support. Broadwing bills all of its subsidiaries, including Cincinnati Bell Directory, for these services on a monthly basis. Total fees charged to Cincinnati Bell Directory were $45 for the period ended March 7, 2002.

On December 31, 2001, all Cincinnati Bell Directory employees were transferred to the Cincinnati Bell Telephone payroll. Liabilities relating to the employees, including accrued payroll, accrued bonuses and accrued compensated absences, were transferred to Cincinnati Bell Telephone in connection with the transfer of the employees. For the period from January 1, 2002 to March 7, 2002 Cincinnati Bell Telephone charged Cincinnati Bell Directory $265 for the allocation of payroll costs.

The expenses allocated to Cincinnati Bell Directory for the services noted above are not necessarily indicative of the expenses that would have been incurred if Cincinnati Bell Directory had been a separate, stand-along entity.

Product Sales and Purchases—In the normal course of business. Cincinnati Bell Directory sells white page directories and advertising to other Broadwing affiliates. Cincinnati Bell Directory had revenues from sales to other Broadwing affiliates for the period ended March 7, 2002 of $540. Cincinnati Bell Directory does not have any material purchases from other Broadwing affiliates.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA HOLDINGS LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

8.	Income Taxes

Provision for income taxes for the period ended March 7, 2002 consisted of:

Current provision:
U.S. Federal	$1,851
State and local—net of U.S. Federal tax benefit	269

Total current provision	2,120

Deferred benefit
U.S. Federal	(145)
State and local—net of U.S. Federal tax benefit	(21)

Total deferred benefit	(166)

Provision for income taxes	$1,954

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

Statutory U.S. Federal tax rate	35.00%
State and local taxes—net of U.S. Federal tax benefit	5.08%

Effective tax rate	40.08%

9.	Subsequent Event

On March 8, 2002, substantially all of the assets and liabilities of the Company were acquired by CBD Media LLC (a wholly-owned subsidiary of CBD Media Holdings, LLC) for approximately $343,434.