Form 10-Q
period 2005-03-31
CBD Media Holdings LLC
filed 2005-05-16
CIK 1290719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-121185

CBD Media Holdings LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0395275
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

312 Plum Street, Suite 900 Cincinnati, OH	45202
(Address of Principal Executive Offices)	(Zip Code)

(513) 397-6794

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005, DECEMBER 31, 2004 AND MARCH 31, 2004

(Dollars in Thousands)

	March 31, 2005 (Unaudited)	December 31, 2004	March 31, 2004 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,452	$14,996	$15,777
Accounts receivable (net of allowance of $4,471, $4,520 and $3,274 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	5,310	6,843	6,070
Deferred directory costs	6,146	10,672	13,273
Prepaid expenses and other current assets	226	354	457
Related party receivable	1,994	1,209	1,263

Total current assets	39,128	34,074	36,840

PROPERTY AND EQUIPMENT (NET)	107	118	67

DEBT ISSUANCE COSTS (net of accumulated amortization of $2,876, $2,373 and $1,167 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	11,752	12,122	9,483

GOODWILL	28,299	28,299	28,299

INTANGIBLE ASSETS (NET)	228,872	235,153	254,479

TOTAL ASSETS	$308,158	$309,766	$329,168

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$679	$1,369	$408
Accrued liabilities	11,540	8,069	8,648
Deferred revenue	3,235	5,952	3,086
Other current liabilities	634	634	634
Related party payable	131	114	686

Total current liabilities	16,220	16,138	13,462

LONG-TERM DEBT	403,000	403,000	297,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,425	1,584	1,959

Total liabilities	420,645	420,722	312,421
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital	-	-	11,673
Retained earnings (deficit)	(112,487)	(110,956)	5,074

Total members’ capital (deficit)	(112,487)	(110,956)	16,747

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$308,158	$309,766	$329,168

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
NET REVENUE (includes related party amounts of $126 and $129 in 2005 and 2004, respectively)	$21,887	$21,748

COST OF REVENUE (includes related party amounts of $205 and $215 in 2005 and 2004, respectively)	7,978	7,930
AMORTIZATION AND DEPRECIATION	6,293	6,449
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 in 2005 and 2004)	1,150	1,131

OPERATING INCOME	6,466	6,238
OTHER EXPENSES:
Interest expense	8,015	5,071
Interest income	(18)	(23)

Total other expenses	7,997	5,048

NET INCOME (LOSS)	$(1,531)	$1,190

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$15,557
NET INCOME		1,190	1,190

BALANCE AT MARCH 31, 2004	$11,673	$5,074	$16,747

BALANCE AT DECEMBER 31, 2004	$-	$(110,956)	$(110,956)
NET LOSS		(1,531)	(1,531)

BALANCE AT MARCH 31, 2005	$-	$(112,487)	$(112,487)

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,531)	$1,190
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	6,293	6,449
Changes in certain working capital accounts
Accounts receivable	748	688
Prepaid expenses and other assets	632	451
Deferred directory costs	4,526	(2,351)
Accounts payable and other current liabilities	(673)	(637)
Accrued liabilities	3,471	2,266
Deferred revenue	(2,717)	(2,386)
Other	(159)	(159)

Net cash provided by operating activities	10,590	5,511

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(134)	(600)
Payments on borrowings	-	(11,600)

Net cash used in financing activities	(134)	(12,200)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,456	(6,689)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,996	22,466

End of period	$25,452	$15,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,739	$2,797

Cash paid for income taxes	$-	$1

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

Substantially all of the Company’s operations are outsourced to third-party service providers, and the Company is dependent upon the performance of third parties for the following key components of its operations: sales of advertising, printing of directories, distribution and delivery of directories, and billing and collection. The Company has executed long-term contracts with these third-parties. A change in these suppliers could cause a disruption in the Company’s business due to the time it would take to locate and qualify an alternate supplier for these services.

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2004 included in these condensed consolidated financial statements has been derived from audited consolidated financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and demand deposits with banks and short-term, highly liquid investments.

Property and Equipment—Depreciation is computed using the straight-line method over estimated useful lives ranging from three to five years.

Goodwill and Intangible Assets—At inception the Company adopted Financial Accounting Standard No. (“FAS”) 142—“Goodwill and Other Intangible Assets.” Recorded goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in the fourth quarter. Other intangible assets are reviewed for impairment in accordance with FAS 144—“Accounting for the Impairment or Disposal of Long-Lived Assets.” All other intangible assets except for advertiser related assets are amortized using the straight-line amortization method. Advertiser related assets are amortized using an accelerated amortization method that matches the expected benefit derived from the advertisers. The accelerated amortization method used is a method that allocates amortization expense in proportion to each year’s expected revenues to the total expected revenues over the thirty year life of the Company’s advertisers. Based on the Company’s experience, advertiser attrition is more rapid in the earlier years of the life of the Company’s advertisers.  A thirty year life was established for the advertiser related assets because the Company’s historical experience shows that some advertisers continue to use the Company’s service for periods of up to thirty years. A summary of intangible assets is as follows:

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount March 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(12,796)	(32,083)	(42)	(10,800)	(55,721)

Net amount at March 31, 2004	$39,204	$121,917	$158	$93,200	$254,479

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

Carrying amount March 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(17,783)	(47,483)	(62)	(16,000)	(81,328)

Net amount at March 31, 2005	$34,217	$106,517	$138	$88,000	$228,872

Amortization of identifiable intangible assets for the next five years as of March 31, 2005 is as follows:

Period ending March 31:
2006	$24,982
2007	24,438
2008	23,963
2009	23,546
2010	23,182

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company issued and sold $100,000 of 9 ¼% senior notes and replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 2).  Amortization of approximately $504 and $361 has been charged to interest expense for the three months ended March 31, 2005 and 2004, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,059, $2,218 and $2,593 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

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

 Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $20 and $13 for the three months ended March 31, 2005 and 2004, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at March 31, 2005, December 31, 2004 and March 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004	March 31, 2004
9 ¼% Senior notes due 2012	$100,000	$100,000
8 5/8% Senior subordinated notes due 2011	150,000	150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 5.09%, 4.548%, and 3.35% at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Due on December 31, 2009.	153,000	153,000	147,000

Total	$403,000	$403,000	$297,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at March 31, 2005, December 31, 2004 or March 31, 2004.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

The fair value of the Company’s debt obligations was approximately $408,750, $413,750 and $310,500 as of March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust its interest rate to prime plus 1.25% or LIBOR plus 2.25%, maturity data and eliminate the annual principal reduction requirement.

In October 2004, the Company completed a recapitalization in which the Company issued and sold $100,000 of 9 ¼% senior notes due 2012.  In connection with the recapitalization, the Company amended the senior credit facility by replacing the existing tranche C term loan with a tranche D term loan to borrow an additional $23,000.  As part of the recapitalization in 2004 the Company made distributions of approximately $125,300 to its members.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s Certificate of Formation and Operating Agreement  or any provision of any material contract.  Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage.  At March 31, 2005 and 2004, the Company was in compliance with all restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$153,000
2011	150,000
2012	100,000

TOTAL	$403,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Holdings, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $205 and $215 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total fees for such services were $126 and $129, for the three months ended March 31, 2005 and 2004, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $500 for the three months ended March 31, 2005 and 2004.

4.

MANAGEMENT UNIT AWARDS AND INCENTIVE COMPENSATION

During 2002, CBD Holdings awarded 23,570 Class C units in CBD Holdings to management of the Company.  During 2003, an additional 806 Class C units were issued.  In 2004, 330 Class C units were forfeited.  The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3.  The Class C units are subject to various restrictions, including continuous employment over a four year period.  Subsequent to the vesting period, any transfer or sale of the Class C units is subject to the approval of the majority owners of CBD Holdings.  Management believes that the restrictions on liquidation and lack of voting rights make the Class C units subordinate to the other classes of unit holders in CBD Holdings.  Therefore, this arrangement is consistent with the definition of junior stock and is accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 – Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock.  Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38.  A measurement date will be reached when the restrictions on the Class C units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Holdings.  At the measurement date, the Company will recognize compensation expense equal to the fair value of the Class C units on that date.

In connection with the recapitalization in June 2003, CBD Investor, Inc. (parent of CBD Holdings) established an incentive compensation program for the Company’s employees who hold the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.  This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events.  Additionally, in order for any incentive amount to be payable, the aggregate value of the Class C units at such event must equal or exceed $8,600 but may not exceed $13,250.  If the total value of the Class C units at the time of such event exceeds $13,250, then no incentive amount is payable.  The incentive amount will be paid upon the occurrence of a qualifying event and charged to expense when the incentive payment becomes probable and in accordance with the remaining vesting period.

In April 2004, the holders of the Class C units received aggregate tax distributions from the Company of approximately $1,555.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,315.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the three months ended March 31, 2005 was approximately $182.

5.

RESTRICTED SUBSIDIARIES

CBD Holdings is a holding company with no material operations of its own or assets other than the equity interests of CBD Media.  Our operations are conducted through CBD Media.  In October 2004, CBD Holdings issued and sold $100,000 of 9 ¼% senior notes due 2012; see Note 2.  Our ability to make payments on the notes is dependent on the earnings and distribution of funds from CBD Media through loans, dividends or otherwise.  However, CBD Media is not obligated to make funds available to us for payment on the notes.  The terms of the senior credit facility and the indenture governing the subsidiary notes significantly restrict CBD Media from paying dividends and otherwise transferring assets to us, except for administrative, legal and accounting services.

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of March 31, 2005, December 31, 2004 and March 31, 2004 and for the three months ended March 31, 2005 and 2004.  The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries.  Separate financial statements for CBD Holdings are not presented based on management’s determination that they do not provide additional information that is material to investors.

	March 31, 2005				December 31, 2004				March 31, 2004
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,319	$24,133		$25,452	$1,316	$13,680		$14,996		$15,777		$15,777
Accounts receivable (net)		5,310		5,310		6,843		6,843		6,070		6,070
Deferred directory costs		6,146		6,146		10,672		10,672		13,273		13,273
Prepaid expenses and other
current assets		226		226		354		354		457		457
Related party receivable		1,994		1,994		1,209		1,209		1,263		1,263

Total current assets	1,319	37,809		39,128	1,316	32,758		34,074		36,840		36,840
ADVANCE TO PARENT						3,188	$(3,188)
PROPERTY AND EQUIPMENT
(NET)		107		107		118		118		67		67
DEBT ISSUANCE COSTS
(NET)	3,516	8,236		11,752	3,506	8,616		12,122		9,483		9,483
INVESTMENT IN SUBSIDIARY
COMPANIES									$16,747		$(16,747)
GOODWILL		28,299		28,299		28,299		28,299		28,299		28,299
INTANGIBLE ASSETS (NET)		228,872		228,872		235,153		253,153		254,479		254,479
TOTAL ASSETS	$4,835 ======	$303,323 ========	$ - =========	$308,158 ========	$4,822 ======	$308,132 ========	$(3,188) =========	$309,766 ========	$16,747 ======	$329,168 =========	$(16,747) =========	$329,168 =======

LIABILITIES AND MEMBERS’
CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable		$679		$679		$1,369		$1,369		$408		$408
Accrued liabilities	$1,953	9,587		11,540	$1,670	6,399		8,069		8,648		8,648
Deferred revenue		3,235		3,235		5,952		5,952		3,086		3,086
Other current liabilities		634		634		634		634		634		634
Related party payable		131		131	3,188	114	$(3,188)	114		686		686

Total current liabilities	1,953	14,267		16,220	4,858	14,468	(3,188)	16,138		13,462		13,462
LONG TERM DEBT	100,000	303,000		403,000	100,000	303,000		403,000		297,000		297,000
OTHER LONG TERM
LIABILITIES		1,425		1,425		1,584		1,584		1,959		1,959
EXCESS DISTRIBUTIONS FROM
SUBSIDIARY	15,369		$(15,369)		10,920		(10,920)
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital									$11,673	11,673	$(11,673)	11,673
Retained earnings (deficit)	(112,487)	(15,369)	15,369	(112,487)	(110,956)	(10,920)	10,920	(110,956)	5,074	5,074	(5,074)	5,074
Total members’ capital (deficit)	(112,487)	(15,369)	15,369	(112,487)	(110,956)	(10,920)	10,920	(110,956)	16,747	16,747	(16,747)	16,747
TOTAL LIABILITIES AND
MEMBERS’ CAPITAL
(DEFICIT)	$4,835 =======	$303,323 =======	$ - ========	$308,158 =======	$(4,822) ======	$308,132 ========	$(3,188) =======	$309,766 ========	$16,747 ======	$329,168 =======	$(16,747) =======	$329,168 =======

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated

NET REVENUE		$21,887		$21,887		$21,748		$21,748
COST OF REVENUE		7,978		7,978		7,930		7,930
AMORTIZATION AND
DEPRECIATION		6,293		6,293		6,449		6,449
GENERAL AND
ADMINISTRATIVE
EXPENSES	$13	1,137		1,150		1,131		1,131
OPERATING INCOME (LOSS)	(13)	6,479		6,466		6,238		6,238
OTHER (INCOME) EXPENSES:
Interest expense	2,436	5,579		8,015		5,071		5,071
Interest income	(3)	(15)		(18)		(23)		(23)
Earnings in subsidiary	(915)		$915		$(1,190)		$1,190
Total other (income) expenses	1,518	5,564	915	7,997	(1,190)	5,048	1,190	5,048

NET INCOME (LOSS)	$(1,531) ======	$915 =========	$(915) =======	$(1,531) ========	$1,190 ======	$1,190 =======	$(1,190) =======	$1,190 =======

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)	$(1,531)	$915	$(915)	$(1,531)	$1,190	$1,190	$(1,190)	$1,190
Adjustments to reconcile net
income (loss) to cash flows
provided by operating activities:
Depreciation and
amortization		6,293		6,293		6,449		6,449
Subsidiary earnings	(915)		915		(1,190)		1,190
Changes in certain working
capital accounts:
Accounts receivable...…………...		748		748		688		688
Prepaid expenses and other
assets	124	508		632		451		451
Deferred directory costs ………...		4,526		4,526		(2,351)		(2,351)
Accounts payable ……………….		(673)		(673)		(637)		(637)
Accrued liabilities ………………	283	3,188		3,471		2,266		2,266
Deferred revenue ………………..		(2,717)		(2,717)		(2,386)		(2,386)
Other …………………………….		(159)		(159)		(159)		(159)
Net cash provided by operating activities .	(2,039)	12,629		10,590		5,511		5,511
CASH FLOWS FROM INVESTING
ACTIVITIES:	-	-	-	-	-	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany distributions received (paid)	2,176	(2,176)
Debt issuance costs.	(134)			(134)		(600)		(600)
Payments on borrowings						(11,600)		(11,600)
Net cash provided by (used in) financing activities	2,042	(2,176)		(134)		(12,200)		(12,200)
NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS	3	10,453		10,456		(6,689)		(6,689)
CASH AND CASH
EQUIVALENTS:
Beginning of period	1,316	13,680		14,996		22,466		22,466
End of period .	$1,319 =======	$24,133 =========	==========	$25,452 =========	======	$15,777 =======	=========	$15,777 =======
SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest .	$2,030	$1,709		$3,739		$2,797		$2,797
Cash paid for income taxes	-	-		-		1		1
Intercompany advance converted to a distribution	$3,188	$(3,188)		-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CBD Holdings operates entirely through its wholly-owned subsidiary, CBD Media.  The following discussion and analysis of CBD Holdings’ financial condition and results of operations covers periods prior or subsequent to its acquisition of the directory publishing business assets of Cincinnati Bell Inc.  CBD Holdings has operated as a stand-alone company since its acquisition of these assets on March 8, 2002.  The acquisition was accounted for under the purchase method of accounting.  The terms “we,” “us,” “our” or other similar terms refer to CBD Holdings and its subsidiaries, including our directory business, which is operated by CBD Media.

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

On June 13, 2003, we entered into a senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million.  On June 13, 2003, we issued $150.0 million of 8 ⅝% senior subordinated notes due 2011, which we refer to as “senior subordinated notes”.  We refer to the June 2003 transactions as the “2003 recapitalization”.  The tranche B term loan facility was subsequently refinanced in February 2004 with a tranche C facility.

In October 2004, we completed a recapitalization, which we refer to as the “2004 recapitalization”.  We issued and sold $100.0 million of 9 ¼% senior notes due 2012, which we refer to as the “senior notes”.  In connection with the 2004 recapitalization, we amended the senior credit facility by replacing the existing tranche C term loan with a $153.0 million tranche D term loan.  CBD Media distributed approximately $27.0 million to us, and we, in turn, distributed such funds, along with the net proceeds of the senior notes offering to our equityholders.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The application of these principles requires that in some instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Allowance for sales adjustments. Adjustments to revenue are primarily for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. Adjustments to revenue are accrued over the time period for which the associated revenues are billed.

Vendor incentives. We have long-term contracts with various vendors under which the vendors pay cash incentives to us for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of revenue over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities.

Goodwill and other intangible assets. Recorded goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually in the fourth quarter. All other finite lived intangible assets are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004.

Net Revenue. Net revenue for the three months ended March 31, 2005 was $21.9 million, consisting of $17.4 million in local advertising, $3.5 million in national advertising and $1.0 million in internet advertising. Net revenue for the three months ended March 31, 2004 was $21.7 million, consisting of $17.6 million in local advertising, $3.2 million in national advertising and $0.9 million in internet advertising.  The difference is primarily related to the increase in local and internet revenue from the directories published in 2004.

Adjustments to revenue were $0.9 million for the three months ended March 31, 2005 and 2004.  Adjustments as a percentage of total revenue were 4% for the three months ended March 31, 2005 and 2004.

Cost of Revenue. Cost of revenue was $8.0 million and $7.9 million for the three months ended March 31, 2005 and 2004, respectively.  The difference primarily is related to the increase in commissions expense due to the increase in revenue and additional advertising.  Cost of revenue represented 36.5% of net revenue for the three months ended March 31, 2005 and 2004.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended March 31, 2005 and 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.3 million and $6.4 million for the three months ended March 31, 2005 and 2004, respectively.  The difference primarily is related to the accelerated amortization method that is used for advertiser related intangible assets.

Interest Expense. Interest expense was $8.0 million and $5.1 million for the three months ended March 31, 2005 and 2004, respectively.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004 and the higher interest rate on the term loan facility.

Net Income (Loss). Net loss was $1.5 million for the three months ended March 31, 2005 compared to net income $1.2 million for the same period in 2004.  The loss is primarily related to the increase in interest expense.

Liquidity and Capital Resources

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

Total capital expenditures were zero in 2005 and 2004.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the three months ended March 31, 2005, was $10.6 million as compared to $5.5 million for the same period in 2004.  The change was primarily due to the timing of payments for printing costs associated with the June directories.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2005, was $0.1 million as compared to $12.2 million for the same period in 2004.  The decrease is primarily due to payments on borrowings that were made in 2004.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was insignificant.

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

In connection with the recapitalization in June 2003, on June 16, 2003, CBD Media paid a breakage fee of approximately $2.9 million to cancel a fixed interest rate swap agreement related to its former credit facility and substantially increased its leverage and significantly increased its liquidity requirements, primarily due to increased debt service obligations.

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

In October 2004, we issued $100.0 million of senior notes due in 2012 with an interest rate of 9 ¼%.  Interest on the senior notes is due semi-annually on January 15 and July 15, beginning on January 15, 2005.  The aggregate principal amount of the senior notes will be due on July 15, 2012.  The indenture governing the senior notes limits our ability to incur additional indebtedness, pay distributions or dividends or make other types of restricted payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, create liens and enter into new lines of business.

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

In June and July 2003 as part of the 2003 recapitalization, CBD Media made to us, and correspondingly we made to our equiyholders, aggregate distributions of approximately $128.3 million.  As part of the 2004 recapitalization, CBD Media made distributions to us of approximately $27.0 million.  We paid a distribution to our equityholders of approximately $125.3 million, consisting of the aforementioned $27.0 million received from CBD Media together with the net proceeds from the offering of the senior notes.  Employee equityholders received distributions as follows: 50% (approximately $1.3 million) was paid at closing and the remaining 50% (approximately $1.3 million) escrowed subject to time vesting of three years.  As a result of these distributions, a significant amount of cash is unavailable to make payments on CBD Media’s indebtedness or on the senior notes.  We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand.  Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.

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

Forward-Looking Statements

In this periodic report on Form 10-Q, we make forward-looking statements, which are subject to uncertainties. These statements are included throughout this report on Form 10-Q and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable, including our ability to generate cash flow in the future and our ability to service our debt obligations. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•

national and local economic and business conditions that affect advertising expenditures by businesses and individuals as well as consumer trends in the usage of our principal product;

•

our ability to maintain relationships with third-party service providers;

•

the effect of competition in local telephone service on Cincinnati Bell Telephone’s current dominant position in the local market;

•

our relationship with Cincinnati Bell Telephone;

•

fluctuations in the price of paper;

•

the retention of key employees;

•

changes in taxes and government regulations that influence local phone service;

•

our degree of leverage, which may affect our ability to obtain financing in the future;

•

the reduction in our operating flexibility resulting from restrictive covenants in our debt agreements, including the risk of default that could occur;

•

the effects of tax legislative action;

•

the effect of any rating agency downgrades on the cost and availability of new debt financings; and

•

our relationship with our principal stockholders.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of March 31, 2005, approximately 62% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 5. Legal Proceedings.

From time to time, we are a party to litigation matters arising in connection with the normal course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions or improper listings contained in directories published by us. Although we have not had notice of any such claims that we believe to be material, any pending or future claim could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 6. Exhibits

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

*

This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBD MEDIA HOLDINGS LLC

Date: May 13, 2005	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas A. Myers, Chief Executive Officer of CBD Media Holdings LLC certify that:

1.

I have reviewed this report on Form 10-Q of CBD Media Holdings LLC;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John P. Schwing, Chief Financial Officer of CBD Media Holdings LLC certify that:

1.

I have reviewed this report on Form 10-Q of CBD Media Holdings LLC;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2005
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media Holdings LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media Holdings LLC for the quarter ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media Holdings LLC.

Date: May 13, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: May 13, 2005
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.