Form 10-Q
period 2005-06-30
CBD Media Holdings LLC
filed 2005-08-12
CIK 1290719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005, DECEMBER 31, 2004 AND JUNE 30, 2004

(Dollars in Thousands)

	June 30, 2005 (Unaudited)	December 31, 2004	June 30, 2004 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,817	$14,996	$16,030
Accounts receivable (net of allowance of $4,294, $4,520 and $3,881 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	14,256	6,843	15,383
Deferred directory costs	16,221	10,672	13,680
Prepaid expenses and other current assets	395	354	863
Related party receivable	1,413	1,209	993
Total current assets	50,102	34,074	46,949

PROPERTY AND EQUIPMENT (NET)	114	118	60

DEBT ISSUANCE COSTS (net of accumulated amortization of $3,377, $2,373 and $1,557 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	11,251	12,122	9,093

GOODWILL	27,116	28,299	28,299

INTANGIBLE ASSETS (NET)	222,592	235,153	248,037
TOTAL ASSETS	$311,175	$309,766	$332,438

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$962	$1,369	$1,274
Accrued liabilities	12,801	7,518	4,948
Deferred revenue	9,716	5,952	9,567
Other current liabilities	634	634	634
Related party payable	927	665	769
Total current liabilities	25,040	16,138	17,192

LONG-TERM DEBT	400,000	403,000	297,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,367	1,584	1,895

Total liabilities	426,407	420,722	316,087
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital	-	-	10,950
Retained earnings (deficit)	(115,232)	(110,956)	5,401
Total members’ capital (deficit)	(115,232)	(110,956)	16,351

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$311,175	$309,766	$332,438

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
NET REVENUE (includes net related party amounts of $1,210 and $1,241 for the three months ended June 30, 2005 and 2004, respectively and amounts of $1,337 and $1,370 for the six months ended June 30, 2005 and 2004, respectively)	$22,741	$22,860	$44,628	$44,608

COST OF REVENUE (includes related party amounts of $364 and $397 for the three months ended June 30, 2005 and 2004, respectively and amounts of $569 and $612 for the six months ended June 30, 2005 and 2004, respectively)	8,343	9,017	16,321	16,946
AMORTIZATION AND DEPRECIATION	6,295	6,449	12,588	12,899
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 for the three months ended June 30, 2005 and 2004, respectively and amounts of $1,000 for the six months ended June 30, 2005 and 2004, respectively)	1,197	2,098	2,347	3,229

OPERATING INCOME	6,906	5,296	13,372	11,534
OTHER EXPENSES:
Interest expense	8,199	4,983	16,214	10,053
Interest income	(16)	(13)	(34)	(36)

Total other expenses	8,183	4,970	16,180	10,017

NET INCOME (LOSS)	$(1,277)	$326	$(2,808)	$1,517

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Members’ Capital (Deficit)
BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$15,557
NET INCOME		1,517	1,517
DISTRIBUTIONS TO MEMBERS	(2,278)		(2,278)
RESTRICTED UNITS - COMPENSATION	1,555		1,555
BALANCE AT JUNE 30, 2004	$10,950	$5,401	$16,351

BALANCE AT DECEMBER 31, 2004	$-	$(110,956)	$(110,956)
NET LOSS		(2,808)	(2,808)
DISTRIBUTIONS TO MEMBERS		(1,504)	(1,504)
RESTRICTED UNITS – COMPENSATION		36	36
BALANCE AT JUNE 30, 2005	$-	$(115,232)	$(115,232)

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,808)	$1,517
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	12,588	12,899
Changes in certain working capital accounts
Accounts receivable	(7,617)	(8,356)
Prepaid expenses and other assets	964	434
Deferred directory costs	(5,549)	(2,758)
Accounts payable and other current liabilities	(145)	229
Accrued liabilities	6,465	(1,351)
Deferred revenue	3,764	4,096
Other	(217)	(223)

Net cash provided by operating activities	7,446	6,487

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23)	-
Net cash used in investing activities	(23)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted units - compensation	36	1,555
Distributions to members	(1,504)	(2,278)
Debt issuance costs	(134)	(600)
Payments on borrowings	(3,000)	(11,600)

Net cash used in financing activities	(4,602)	(12,923)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,821	(6,436)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,996	22,466

End of period	$17,817	$16,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,161	$10,684

Cash paid for income taxes	$-	$25

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount June 30, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(14,083)	(35,933)	(47)	(12,100)	(62,163)

Net amount at June 30, 2004	$37,917	$118,067	$153	$91,900	$248,037

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

Carrying amount June 30, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(18,908)	(51,333)	(67)	(17,300)	(87,608)

Net amount at June 30, 2005	$33,092	$102,667	$133	$86,700	$222,592

Amortization of identifiable intangible assets for the next five years as of June 30, 2005 is as follows:

Period ending June 30:
2006	$24,841
2007	24,315
2008	23,855
2009	23,453
2010	23,100

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

Balance at December 31, 2004	$28,299
Other	(1,183)
Balance at June 30, 2005	$27,116

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company issued and sold $100,000 of 9 ¼% senior notes and replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 2).  Amortization of approximately $1,005 and $751 has been charged to interest expense for the six months ended June 30, 2005 and 2004, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,001, $2,218 and $2,529 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

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

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not ordinarily  require collateral.

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Net revenue includes primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on  historical experience, current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $0 and $53 for the six months ended June 30, 2005 and 2004, respectively.

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

Reclassifications-For comparative purposes certain prior year amounts have been reclassified to conform to current classifications.

2.

LONG-TERM DEBT

Long-term debt at June 30, 2005, December 31, 2004 and June 30, 2004 consisted of the following:

	June 30, 2005	December 31, 2004	June 30, 2004
9 ¼% Senior notes due 2012	$100,000	$100,000
8 5/8% Senior subordinated notes due 2011	150,000	150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 5.63%, 4.548%, and 3.4% at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Due on December 31, 2009.	150,000	153,000	147,000

Total	$400,000	$403,000	$297,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at June 30, 2005, December 31, 2004 or June 30, 2004.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

The fair value of the Company’s debt obligations was approximately $404,875, $413,750 and $305,625 as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust its interest rate to prime plus 1.25% or LIBOR plus 2.25%, maturity date and eliminate the annual principal reduction requirement.

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

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s operating agreement, certificate of formation or any provision of any material contract.  Other restrictive covenants include leverage restrictions and interest coverage requirements.  At June 30, 2005 and 2004, the Company was in compliance with all restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$150,000
2011	150,000
2012	100,000

TOTAL	$400,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Holdings, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $569 and $612 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total gross fees for such services were $4,092 and $4,096, for the six months ended June 30, 2005 and 2004, respectively, which had related pass through expenses of $2,755 and $2,726 for the six months ended June 30, 2005 and 2004, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,000 for the six months ended June 30, 2005 and 2004.

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

In April 2005 and 2004, the holders of the Class C units received aggregate tax distributions from the Company of approximately $36 and $1,555, respectively.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,315.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the six months ended June 30, 2005 was approximately $365.

5.

RESTRICTED SUBSIDIARIES

CBD Holdings is a holding company with no material operations of its own or assets other than the equity interests of CBD Media.  CBD Holdings’ operations are conducted through CBD Media.  In October 2004, CBD Holdings issued and sold $100,000 of 9 ¼% senior notes due 2012; see Note 2.  CBD Holdings’ ability to make payments on the notes is dependent on the earnings and distribution of funds from CBD Media through loans, dividends or otherwise.  However, CBD Media is not obligated to make funds available to CBD Holdings for payment on the notes.  The terms of the senior credit facility and the indenture governing the subsidiary notes significantly restrict CBD Media from paying dividends and otherwise transferring assets to CBD Holdings, except for administrative, legal and accounting services.

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of June 30, 2005, December 31, 2004 and June 30, 2004 and for the six months ended June 30, 2005 and 2004.  The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries.  Separate financial statements for CBD Holdings are not presented based on management’s determination that they do not provide additional information that is material to investors.

	June 30, 2005				December 31, 2004				June 30, 2004
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents…	$1,321	$16,496		$17,817	$1,316	$13,680		$14,996		$16,030		$16,030
Accounts receivable (net) …		14,256		14,256		6,843		6,843		15,383		15,383
Deferred directory costs……		16,221		16,221		10,672		10,672		13,680		13,680
Prepaid expenses and other
current assets…………		395		395		354		354		863		863
Related party receivable……	_______	1,413	___________	1,413	_______	1,209	___________	1,209	_______	993	___________	993
Total current assets …………..	1,321	48,781		50,102	1,316	32,758		34,074		46,949		46,949
ADVANCE TO PARENT…………						3,188	$(3,188)
PROPERTY AND EQUIPMENT
(NET) …………………………...		114		114		118		118		60		60
DEBT ISSUANCE COSTS
(NET) …………………...	3,395	7,856		11,251	3,506	8,616		12,122		9,093		9,093
INVESTMENT IN SUBSIDIARY
COMPANIES …………………...									$16,351		$(16,351)
GOODWILL……………………….		27,116		27,116		28,299		28,299		28,299		28,299
INTANGIBLE ASSETS (NET)…..	_______	222,592	___________	222,592	_______	235,153	___________	253,153	_______	248,037	___________	248,037
TOTAL ASSETS………………….	$4,716 ======	$306,459 ========	$ - =========	$311,175 ==========	$4,822 ======	$308,132 ==========	$(3,188) =========	$309,766 =========	$16,351 ======	$332,438 ==========	$(16,351) ==========	$332,438 ==========

LIABILITIES AND MEMBERS’
CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable……………….		$962		$962		$1,369		$1,369		$1,274		$1,274
Accrued liabilities………………	$4,265	8,536		12,801	$1,670	5,848		7,518		4,948		4,948
Deferred revenue………………..		9,716		9,716		5,952		5,952		9,567		9,567
Other current liabilities………….		634		634		634		634		634		634
Related party payable…………..	_______	927	__________	927	3,188	665	$(3,188)	665	_______	769	___________	769

Total current liabilities………..	4,265	20,775		25,040	4,858	14,468	(3,188)	16,138		17,192		17,192
LONG-TERM DEBT………………	100,000	300,000		400,000	100,000	303,000		403,000		297,000		297,000
OTHER LONG-TERM
LIABILITIES………………….		1,367		1,367		1,584		1,584		1,895		1,895
EXCESS DISTRIBUTIONS FROM
SUBSIDIARY………………	15,683	__________	$(15,683)	-	10,920	__________	(10,920)	___________	_______	____________	___________	___________
TOTAL LIABILITIES	119,948	322,142	(15,683)	426,407	115,778	319,052	(14,108)	420,722	_______	316,087	__________	316,087
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital ……………...									$10,950	10,950	($10,950)	10,950
Retained earnings (deficit)………	(115,232)	(15,683)	15,683	(115,232)	(110,956)	(10,920)	10,920	(110,956)	5,401	5,401	(5,401)	5,401
Total members' capital (deficit)………	(115,232)	(15,683)	15,683	(115,232)	(110,956)	(10,920)	10,920	(110,956)	16,351	16,351	(16,351)	16,351
TOTAL LIABILITIES AND
MEMBERS’ CAPITAL
(DEFICIT)…………………	$4,716 ======	$306,459 =========	$ - ==========	$311,175 ==========	$4,822 ======	$308,132 =========	$(3,188) =========	$309,766 ==========	$16,351 ======	$332,438 ==========	$(16,351) ==========	$332,438 ========

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated

NET REVENUE …………………...		$44,628		$44,628		$44,608		$44,608
COST OF REVENUE ……………...		16,321		16,321		16,946		16,946
AMORTIZATION AND
DEPRECIATION…….………...		12,588		12,588		12,899		12,899
GENERAL AND
ADMINISTRATIVE
EXPENSES……………………..	$13	2,334	___________	2,347	_______	3,229	___________	3,229
OPERATING INCOME (LOSS)..	(13)	13,385		13,372		11,534		11,534
OTHER (INCOME) EXPENSES:
Interest expense……………….	4,870	11,344		16,214		10,053		10,053
Interest income………………..	(6)	(28)		(34)		(36)		(36)
Earnings in subsidiary…………..	(2,069)	_____________	$2,069	___________	$(1,517)	_______________	$1,517	___________

Total other (income) expenses	2,795	11,316	2,069	16,180	(1,517)	10,017	1,517	10,017

NET INCOME (LOSS)……………	$(2,808) ======	$2,069 ===========	$(2,069) =========	$(2,808) ==========	$1,517 ======	$1,517 ==============	$(1,517) ==========	$1,517 =========

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)…………….	$(2,808)	$2,069	$(2,069)	$(2,808)	$1,517	$1,517	$(1,517)	$1,517
Adjustments to reconcile net
income (loss) to cash flows
provided by operating activities:
Depreciation and
amortization …...……...		12,588		12,588		12,899		12,899
Subsidiary earnings…………	(2,069)		2,069		(1,517)		1,517
Changes in certain working
capital accounts:
Accounts receivable...…………...		(7,617)		(7,617)		(8,356)		(8,356)
Prepaid expenses and other
assets……...………………...	245	719		964		434		434
Deferred directory costs………...		(5,549)		(5,549)		(2,758)		(2,758)
Accounts payable……………….		(145)		(145)		229		229
Accrued liabilities………………	2,595	3,871		6,465		(1,351)		(1,351)
Deferred revenue………………..		3,764		3,764		4,096		4,096
Other………………………..	_______	(217)	___________	(217)	_______	(223)	___________	(223)
Net cash provided by operating activities…………..	(2,037)	9,483	___________	7,446	_______	6,487	___________	6,487
CASH FLOWS FROM INVESTING
ACTIVITIES:	-	(23)	-	(23)	-	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted units - compensation		36		36		1,555		1,555
Distributions to Members	(1,504)			(1,504)	(2,278)			(2,278)
Intercompany distributions received (paid)	3,680	(3,680)			2,278	(2,278)
Debt issuance costs……………..	(134)			(134)		(600)		(600)
Payments on borrowings………	_______	(3,000)	___________	(3,000)	_______	(11,600)	___________	(11,600)
Net cash provided by (used in) financing activities……	2,042	(6,644)	___________	(4,602)	_______	(12,923)	___________	(12,923)
NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS	5	2,816		2,821		(6,436)		(6,436)
CASH AND CASH
EQUIVALENTS:
Beginning of period……………...	1,316	13,680	___________	14,996	_______	22,466	__________	22,466
End of period…………………....	$1,321 ======	$16,496 =========	==========	$17,817 =========	======	$16,030 =========	=========	$16,030 =========
SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest………..	$2,030	$10,131		$12,161		$10,684		$10,684
Cash paid for income taxes……	-	-				25		25
Intercompany advance converted to a distribution	3,188	3,188

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

Goodwill and other intangible assets. Recorded goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually in the fourth quarter. All other finite lived intangible assets are not amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004.

Net Revenue. Net revenue for the three months ended June 30, 2005 was $22.7 million, consisting of $18.2 million in local advertising, $3.5 million in national advertising and $1.0 million in internet advertising. Net revenue for the three months ended June 30, 2004 was $22.9 million, consisting of $18.7 million in local advertising, $3.3 million in national advertising and $0.9 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in June 2005 and the transfer of local accounts to national.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.9 million for the three months ended June 30, 2005 and 2004.  Adjustments as a percentage of total revenue were 4% for the three months ended June 30, 2005 and 2004.

Cost of Revenue. Cost of revenue was $8.3 million for the three months ended June 30, 2005 and $9.0 million for the three months ended June 30, 2004.  Cost of revenue represented 37% and 39% of net revenue for the three months ended June 30, 2005 and 2004, respectively.  The decrease is related to $0.1 million in reduced commissions due to lower sales level, a $0.2 million reduction in printing expenses due to lower paper prices and volume reduction, and $0.5 million of compensation expense related to the management units in 2004.

General and Administrative Expense. General and administrative expense was $1.2 million for the three months ended June 30, 2005 and $2.1 million for the three months ended June 30, 2004.  The difference is primarily related to $1.0 million of compensation expense related to the management units in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.3 million for the three months ended June 30, 2005 and $6.4 million for the three months ended June 30, 2004.

Interest Expense. Interest expense was $8.2 million for the three months ended June 30, 2005 and $5.0 million for the same period in 2004.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004, and the higher interest rate on the term loan facility.

Net Income (Loss). Net loss was $1.3 million for the three months ended June 30, 2005 and net income was $0.3 million for the same period in 2004.  The loss is primarily due to the increase in interest expense which was partially offset by the compensation expense related to the management units in 2004.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004.

Net Revenue. Net revenue for the six months ended June 30, 2005 was $44.6 million, consisting of $35.6 million in local advertising, $7.0 million in national advertising and $2.0 million in internet advertising; net revenue for the six months ended June 30, 2004 was $44.6 million, consisting of $36.4 million in local advertising, $6.6 million in national advertising and $1.8 million in internet advertising.  Net revenue’s composition changed as local revenue transferred to national and the increase in internet advertising was also offset by the decrease in local revenue.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $1.8 million for the six months ended June 30, 2005 and 2004.  Adjustments as a percentage of total revenue were 4% in 2005 and 2004.

Cost of Revenue. Cost of revenue was $16.3 million for the six months ended June 30, 2005 and $16.9 million for the six months ended June 30, 2004.  Cost of revenue was 37% of net revenue for the six months ended June 30, 2005 and 38% of net revenue for the six months ended June 30, 2004.  The decrease is primarily related to $0.5 million of compensation expense related to the management units in 2004 and a decrease in printing expense due to lower paper prices.

General and Administrative Expense. General and administrative expense was $2.3 million for the six months ended June 30, 2005 and $3.2 million for the six months ended June 30, 2004.  General and administrative expense was 5% of net revenue for the six months ended June 30, 2005 and 7% of net revenue for the six months ended June 30, 2004.  The difference is primarily related to $1.0 million of compensation expense related to the management units in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $12.6 million for the six months ended June 30, 2005 and $12.9 million for the six months ended June 30, 2004.

Interest Expense. Interest expense was $16.2 million for the six months ended June 30, 2005 and $10.1 million for the six months ended June 30, 2004.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004, and the higher interest rate on the term loan facility.

Net Income (Loss). Net loss was $2.8 million for the six months ended June 30, 2005 and net income was $1.5 million for the six months ended June 30, 2004.  The loss is primarily due to the increase in interest expense which was partially offset by the compensation expense related to the management units in 2004.

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

Total capital expenditures were $23,000 in 2005 and zero in 2004.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the six months ended June 30, 2005, was $7.4 million as compared to $6.5 million for the same period in 2004.  The change was primarily due to the timing of payments for printing costs associated with the June directories.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2005, was $4.6 million as compared to $12.9 million for the same period in 2004.  The change was primarily due to a decrease in distributions to members and a decrease in payments on borrowings offset by a decrease in compensation related to the management units.

  Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities was $23,000 for the six months ended June 30, 2005 and zero for the six months ended June 30, 2004.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at June 30, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2005	8.25 to 1.00	7.55 to 1.00
January 1, 2006 through June 30, 2006	8.00 to 1.00
July 1, 2006 through December 31, 2006	7.75 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at June 30, 2005
October 1, 2004 through September 30, 2005	3.25 to 1.00	2.77 to 1.00
October 1, 2005 through September 30, 2006	3.00 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Interest Coverage Ratio at June 30, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.87 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of June 30, 2005, approximately 63% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million.  The fair value of our debt obligations was approximately $404.9 million as of June 30, 2005.

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

CBD MEDIA HOLDINGS LLC

Date: August 8, 2005	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: August 8, 2005
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

Date: August 8, 2005
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

Date: August 8, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: August 8, 2005
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