Form 10-K
period 2005-12-31
CBD Media Holdings LLC
filed 2006-04-03
CIK 1290719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-121185

CBD MEDIA HOLDINGS LLC

(Exact name of registrant as specified in its charter)

DELAWARE	03-0395275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act..

                  [ ] Yes  [X] No                           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                             [ ]Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      [X] Yes         [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[  ] Large accelerated filer          [  ] Accelerated filer          [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

.                                                 [X] Yes         [  ] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

CBD MEDIA HOLDINGS LLC
FORM 10-K
TABLE OF CONTENTS

PART I

This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for CBD Media Holdings LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere throughout this Annual Report, and in the “Risk Factors” section of CBD Media Holdings’ Registration Statement on Form S-4, Registration No. 333-121185, filed with the SEC on January 28, 2005.

As used herein, unless the context otherwise requires:

•

the term “CBD Holdings” refers to CBD Media Holdings LLC;

•

the term “CBD Media” refers to CBD Media LLC, a wholly-owned subsidiary of CBD Holdings;

•

the term “CBD Investor” refers to CBD Investors, Inc., the direct parent of CBD Holdings;

•

the terms “we, “ “us”, “our” or other similar terms refer to CBD Holdings and its subsidiaries, including our directory business, which is operated by CBD Media; and

•

“Cincinnati Bell Inc.” refers to Cincinnati Bell Inc., which was know as Broadwing prior to a corporate name change effective May 27, 2003.

ITEM 1. BUSINESS

CBD Media

We are the twelfth largest directory publisher in the United States based on 2004 revenue. We are the exclusive directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd  largest metropolitan area in the country according to the 2000 U.S. Census. We believe our directories captured an 87% share of the 2004 total directory advertising spending in the Cincinnati-Hamilton metropolitan area. In 2005, we published fifteen yellow pages directories and distributed 2.4 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed 1.0 million copies in 2005. We generate our revenues primarily through the sale of advertising, and in 2005 had over 15,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,200 national advertisers. For the twelve months ended December 31, 2005, our revenue was $86.8 million.  All measures of profits and total assets for CBD Media Holdings may be found in the Company’s financial statements included in this Form 10-K.  The Index to Financial Statements is located on page F-1.

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

The U.S. directory advertising industry has experienced stable and consistent revenue growth, with revenues for the industry increasing from approximately $5.8 billion in 1985 to approximately $15.9 billion in 2004, representing a compounded annual growth rate of approximately 5.5% for the period. We believe that print directories are, in many cases, the primary forms of advertising used by small and medium-sized businesses and are one of the most resilient forms of advertising in economic downturns. In addition, we believe that the annual publication cycle and the priority placement given to existing advertisers result in high customer retention rates by directory publishers even during poor economic times. During the last two recessions beginning in 1991 and 2001, the U.S. directory advertising industry experienced positive growth in spending, while other major forms of advertising media, including radio, television and newspaper, experienced spending declines.

Competitive Strengths

Dominant local market position.    We have superior printed directory usage and possession statistics in the Cincinnati-Hamilton metropolitan area. According to a 2005 study prepared for us by the University of Cincinnati, we are the preferred yellow pages directory of 94% of the population of the Greater Cincinnati metropolitan area and have residential and business possession rates of 95%. We believe these usage statistics are, in part, responsible for our high advertiser satisfaction rates (5 year average of 69.3% - top 2 boxes of “Excellent/Very Good”), as well as our average local advertiser retention rate of over 80% in the last five years, which we believe is the highest in our market and compares favorably to other directories published under the local exchange carrier brand nationwide. We expect that Cincinnati Bell Telephone’s established market position and strong brand name will allow us to sustain our market share, maintain high usage trends for our directories and attract additional high-quality advertisers in the future.

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

Strong financial profile.    Our business has been characterized by consistent revenue growth and high operating margins. Our revenue has increased since 1993, from approximately $58.7 million in 1993 to approximately $86.8 million in 2005, resulting in a compounded annual growth rate of approximately 3%. The stability of our financial results is driven by (i) our directory advertising sales, which are presold through one-year contracts typically paid on a monthly basis; (ii) our collection rate during the year ended December 31, 2005 of approximately 95% of gross accounts receivable, which we believe compares favorably to the collection rates of both other directories published under the local exchange carrier brand and independent directory publishers; (iii) our high advertising retention rates from existing customers, which have averaged over 80% over the last five years; and (iv) the fact that 85% of our operating expenses are tied to contracts with strategic partners and tend to be correlated with our revenue.

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

Attractive market demographics.    We believe that the Cincinnati-Hamilton metropolitan area has a growing economy, a stable base of employment and a high percentage of service-based businesses. We believe service-based businesses, as an industry group, are more favorably disposed to advertise in yellow pages directories. Economic growth in the Cincinnati-Hamilton metropolitan area tends to follow national averages very well.  Local Gross Regional Product (GRP) tends to increase 1.1% for every 1% increase in real Gross Domestic Product (GDP).  The 2004 unemployment rate for the Cincinnati-Hamilton metropolitan area was 5.3%, below the national unemployment rate of 5.5%, and 57% of newly created or retained jobs in 2001 were in the services industry. In addition, more than 370 Fortune 500 firms have a presence in Cincinnati, and ten of these firms have their headquarters in the region.

Diverse customer base.    We have a large, diversified yellow pages customer base. In 2005, we served more than 15,000 local and approximately 1,200 national advertisers through our fifteen yellow pages directories. We believe that the significance of the directory advertising medium to these customers, along with the diversity of our customer base, mitigates the effect of downturns in the economy or any individual sector of the economy on our business as our operations are not dependent on any one particular advertiser or industry segment. In 2005, no single advertiser represented more than 0.6% of our revenue and our largest topical directory heading accounted for only 5.2% of our total revenue. In addition, in 2005, our top ten topical directory headings accounted for approximately 23% of total revenue.

Significant value for our target advertisers.    We believe that directory advertising provides significant value to our customers and a value greater than that created by advertising in most other major forms of media. The 2.4 million yellow pages directories that were distributed to businesses and residences in 2005 represent a broad spectrum of potential users and, in turn, offer our advertisers significant local reach. Directory advertising is also directional in nature, which means consumers typically use directories immediately before making a purchase, creating a meaningful value for advertisers in the directory. As a result, according to CRM Associates, it was estimated that in 2002 directory advertising produced a higher median return on investment ($51 for every $1 spent) than advertising in most other major forms of media, including newspapers ($34), radio ($19), magazines ($17) and television ($10).

Experienced management team.    Our current management team has over 50 years combined experience with our business, with an average of approximately fourteen years of experience each. Our President and Chief Executive Officer, Douglas A. Myers, has worked at our business for the past seventeen years in a variety of positions prior to being appointed to his current role in 1999. John P. Schwing, our Chief Financial Officer, and David D. Miller, our Vice President of Sales and Operations, have served in senior management roles with us for the past twelve and sixteen years, respectively. The senior management’s relationships with the strategic partners involved in CBD Media’s operations are well-established and long-standing. In addition, each member of our senior management has an equity interest in our business.

Business Strategy

Increase revenue from existing local customer base.    We have historically achieved annual revenue growth by selling additional advertising or services to our existing local customer base of more than 15,000 local customers, comprised primarily of small to medium-sized service businesses. By offering a larger ad display, color text instead of black and white, improved display placement under a heading, a wide variety of specialty product offerings such as directory spine and back-cover advertising, and a full-array of Internet Yellow Pages offerings we have been successful in generating higher average revenue per customer over time, the key focus of our sales force.

Expand product offerings and value-added services.    We provide small and medium-sized businesses with a fully-integrated solution for their directory advertising needs. For many of our local advertisers, printed yellow pages advertising has historically been their primary or only means of advertising. Only 29% of our print customers currently advertise using our internet directory advertising site, cincinnatibellyellowpages.com. We have fully integrated this website in our local sales channel and have begun providing a bundled advertising product consisting of print and internet advertising to our customers. We believe that as the percentage of our customer base using our internet directory advertising products increases, we will be able to generate incremental revenue from these products. We are introducing additional advertising opportunities in our print directory product, such as front cover advertisements, which we expect will also allow us to generate additional incremental revenue from our customer base.

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

Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the internet, billboards and direct mail. The entire U.S. advertising market was estimated to be $188.2 billion in 2004, with directory advertising capturing an approximate 8.4% share of the advertising market. Unlike other forms of advertising, directory advertising is characterized as primarily directional advertising (which refers to advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service). Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of regional Bell operating companies, or RBOCs, and other incumbent local telephone companies.

Directory advertising market size

It is estimated that the U.S. directory advertising industry generated sales of approximately $15.9 billion in 2004. The industry is characterized by steady and consistent growth with advertising spending increasing at a 3.8%, 5.0% and 4.4% compounded annual growth rate over the last five, ten and fifteen years, respectively. The following chart depicts the estimated size and growth of the U.S. directory advertising industry since 1985:

U.S. directory advertising: 1985 - 2004

Year	Growth	Spending
	(Dollars in billions)

1985………………………......	—	$5.8
1986………………………......	12.1%	6.5
1987………………………......	12.3	7.3
1988………………………......	6.6	7.8
1989………………………......	7.1	8.3
1990………………………......	7.2	8.9
1991………………………......	2.9	9.2
1992………………………......	1.5	9.3
1993………………………......	2.1	9.5
1994………………………......	3.2	9.8
1995………………………......	4.6	10.2
1996………………………......	4.8	10.7
1997………………………......	5.8	11.4
1998………………………......	6.5	12.1
1999………………………......	9.1	13.2*
2000………………………......	8.1	14.3*
2001………………………......	5.4	15.0*
2002………………………......	1.3	15.2*
2003………………………......	0.9	15.4*
2004…………………………..	3.7	15.9*

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2005.

*Reported Yellow Pages Advertising revenue includes revenue from Publisher’s Internet yellow pages operations, and other Internet yellow pages spending .

Local versus national advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising spending. As shown in the table below, in 2004, local directory advertising (including internet advertising by local customers) constituted approximately 80% of total spending for the U.S. directory advertising industry. This is consistent with our experience, where for the period from January 1, 2005 to December 31, 2005, local advertising (including internet advertising by local customers) accounted for 84.4% of our total revenue.

Local versus national U.S. directory advertising: 1999 - 2004

	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	2004	% of total	CAGR ‘99-‘04
	(Dollars in billions)
Local	$11.0	84.3%	$11.8	84.2%	$12.4	84.1%	$12.5	84.2%	$12.5	84.3%	$12.8	84.2%	2.9%
% growth yearly	8.3%		6.9%		5.3%		0.8%		(0.7%)		2.5%
National	$2.1	15.7%	$2.2	15.8%	$2.4	15.9%	$2.4	15.8%	$2.3	15.7%	$2.4	15.8%	3.1%
% growth yearly	9.1%		7.7%		6.1%		0.4%		(1.4)%		2.9%

Total	$13.1	100.0%	$14.0	100.0%	$14.8	100.0%	$14.9	100.0%	$14.8	100.0%	$15.2	100.0%	3.0%
% growth yearly	8.2%		7.0%		5.4%		0.8%		(0.8%)		2.6%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2005.

Includes the directory businesses  and print publisher's  Internet Yellow Pages operations.

Competition within the industry

Presently, the industry can be divided into two major groups of directory advertising publishers: the directory businesses of RBOCs and other incumbent local telephone companies such as Cincinnati Bell Telephone, referred to as Incumbent Publishers, and independent publishers such as TransWestern Publishing Company LLC, the U.S. business of Yell Group Ltd. and McLeodUSA Media Group Inc. (which has been acquired by Yell Group Ltd.), referred to as Independent Publishers. Fueled by the Telecommunications Act of 1996, which assured access to telephone subscriber listings at nominal rates, and significant private equity investment, Independent Publishers have begun to consolidate and increase their market share. As shown in the table below, the Independent Publishers’ revenues have increased over the last five years, yet the Incumbent Publishers remain the dominant players, with an estimated 81.6% share of total 2004 revenue for the U.S. directory advertising industry.

U.S. directory market share: 1999 – 2004

	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	2004	% of total
	(Dollars in billions)
Incumbent publishers(1)	$11.8	90.1%	$12.3	87.9%	$12.9	87.2%	$12.8	85.9%	$12.4	83.8%	$12.4	81.6%
% growth yearly	4.9%		4.9%		4.6%		(0.6)		(3.2%)		(0.1%)
Independent publishers	$1.3	9.9%	$1.7	12.1%	$1.9	12.8%	$2.1	14.1%	$2.4	16.2%	$2.8	18.4%
% growth yearly	43.8%		25.2%		12.0%		10.0%		14.1%		16.7%

Total	$13.1	100.0%	$14.0	100.0%	$14.8	100.0%	$14.9	100.0%	$14.8	100.0%	$15.2	100.0%
% growth yearly	8.2%		7.0%		5.4%		0.8%		(0.8%)		2.6%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2005.

(1) Includes the directory businesses  and print publisher's  Internet Yellow Pages operations.

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

Competition with other media

We believe that one of the most compelling aspects of yellow pages directories is their ability to weather economic downturns more favorably than other forms of advertising. For example, during the last two recessions, beginning in 1991 and 2001, yellow pages directory advertising was one of the only media segments to show revenue growth. As the table below highlights, U.S. directory advertising industry spending increased 2.9% and 5.4% in 1991 and 2001, respectively, while other major media segments declined.

Advertising spending by media category: 1990 - 2004

Year	U.S. Directories(2)	Spending Growth	Television(1)	Spending Growth	Broadcast & Satellite Radio	Spending Growth	Newspaper	Spending Growth
	(Dollars in billions)
1990	$8.9	—	$29.2	—	$8.7	—	$35.6	—
1991	9.2	2.9%	28.3	(2.8)%	8.5	(2.9)%	33.6	(5.7)%
1992	9.3	1.5	30.5	7.8	8.7	2.1	33.9	1.0
1993	9.5	2.1	31.9	4.4	9.5	9.3	35.4	4.4
1994	9.8	3.2	35.7	12.0	10.5	11.3	38.1	7.7
1995	10.2	4.6	37.6	5.1	11.3	7.5	40.3	5.7
1996	10.7	4.8	40.7	8.4	12.3	8.4	42.6	5.8
1997	11.4	5.8	42.8	5.0	13.5	10.0	46.3	8.6
1998	12.1	6.5	46.4	8.6	15.4	14.0	49.3	6.5
1999	13.2	9.1	49.4	6.3	17.7	14.6	50.7	2.8
2000	14.3	8.1	56.2	13.8	19.8	12.1	53.4	5.3
2001	15.0	5.4	50.9	(9.5)	18.4	(7.3)	49.1	(8.0)
2002	15.2	1.3	54.7	7.6	19.4	5.7	49.1	0.1
2003…………………	15.4	0.9	55.9	2.1	19.6	1.0	50.1	2.1
2004…………………	15.9	3.7	62.1	11.2	20.0	2.1	52.2	4.0
‘99-’04 CAGR		3.8%		4.7%		2.5%		0.6%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2005.

(1)

Includes broadcast television and cable and satellite television; excludes barter syndication.

(2)

Includes Publisher’s Print and Internet Yellow Pages revenue, as well as other-related Internet Yellow Pages revenue for 1999 through 2004.

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

Long-term growth rates for the U.S. directory advertising industry also compare favorably to most other major media categories with a compounded annual growth rate of 3.8% from 1999 to 2004 versus a 2.7% average compounded annual growth rate during the same period for an aggregate of major forms of media consisting of newspaper, radio and television. According to CRM Associates, it was estimated that in 2002, directory advertising for the top 135 topical directory headings generated a median return on investment of $51 for every $1 spent, as compared to a median return on investment of $34 for newspapers, $19 for radio and $10 for television.

The Internet

Most major directory publishers, including us, operate an internet-based directory business, or IYP. The U.S. internet yellow pages market represented a small, but growing segment of the total U.S. directory advertising market in 2001 with total revenue of approximately $263 million, and was estimated to grow to $670 million in 2004.  The internet yellow pages that have succeeded in generating advertising revenue have generally been captive ventures of incumbent print directory publishers or have established sales relationships with incumbent directory publishers. Industry sources estimate that 71% of 2004 IYP revenues were generated by print publishers sales operations. Publishers have increasingly bundled online advertising with their traditional print offerings while applying some notional value to the online product. We expect IYP usage to continue to steadily grow in support of overall directory usage.

Markets and Directories

In 2005, we published sixteen directories, including yellow pages, white pages and other specialty directories, and distributed approximately 3.4 million copies, including 2.4 million yellow pages and 1.0 million white pages directories, to businesses and residences primarily in the Cincinnati-Hamilton metropolitan area, which includes local communities and counties surrounding Cincinnati and Northern Kentucky. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies. The following table shows yellow pages directory services revenue and other data for the year ended December 31, 2005 for our directories in each area in which we operate:

Directory	Directory Services Revenue(1)	Percentage of Directory Services Revenue(1)	Total Circulation(2)
	(in thousands)
Greater Cincinnati…………………………………..	$50,326	59.7%	803,000
Northern Kentucky………………………………….	11,272	13.4	201,700
Butler County……………………………………….	8,130	9.6	158,600
Clermont County……………………………………	5,422	6.4	116,200
Warren County……………………………………...	1,589	1.9	145,600
The Work Book…………………………………….	4,086	4.8	228,700
GGP/Harrison (2 directories)………………………..	1,050	1.2	46,800
Neighborhood YPs (7 directories)…………………..	2,434	3.0	670,500

TOTAL	$84,309	100%	2,371,100

(1)

Excludes non-print related directory services revenue and white pages, which represented less than 1% of directory services revenue and included a total circulation of 1,029,000

(2)

Circulation based on initial and planned secondary delivery over life of publication.

Products

Our main product is printed directories, which generated approximately 95.2% of our total revenue for the year ended December 31, 2005. We also operate an internet-based directory, and offer audiotext and other direct marketing services.

Printed directories

In 2005, we published sixteen printed directories, consisting of:

•

Fourteen directories that contained a combination of yellow pages, business and/or residential white pages for the areas served, as well as display and other paid forms of advertisements;

•

One business-to-business directory (the Work Book) that contained yellow pages and business white page listings for select business-to-business and commercial businesses in the Cincinnati-Hamilton and Dayton regions, as well as display and other paid advertisements; and

•

One directory that contained only white pages, listing the names, addresses and phone numbers of residences and businesses in the area served, as well as limited paid advertising.  This directory is a contractual obligation with Cincinnati Bell Telephone and does not contribute revenues or expenses to CBD Media, except for a fee charged to Cincinnati Bell Telephone for our service.

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

For the year ended December 31, 2005, we derived approximately 95.2% of our total revenue from the sale of advertising in our yellow pages directories. A full range of paid advertising products are available in our yellow pages directories, as set forth below:

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

o

Cover.    Premium location advertisements are available on the inside front and back cover and the outside back and front cover of a directory.

o

Spine.    Premium location advertisements are available on the spine of select yellow and white pages directories.

o

Tabs.    A full-page, double-sided, hardstock, full-color insert that is bound into and separates key sections of the directory. These inserts enable advertisers to achieve awareness and increase the amount of information displayed to directory users.

o

Tip-On.    Removable paper or magnet adhered to the front of the directory.

o

Banners.    A banner ad sold at the bottom of any page in the Community or Government sections of the print directory.

o

Ride-Alongs.    Promotional inserts that are packaged and distributed along with the directories during initial and secondary deliveries.

o

Talking Yellow Pages.    An Audiotext product that is bundled and sold as sponsorships at select high usage headings.

o

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

Internet-based directory and electronic products

Although we remain primarily focused on our printed directories, we also market an internet-based yellow pages directory (IYP), www.cincinnatibellyellowpages.com, to our advertisers. We believe that cincinnatibellyellowpages.com is the leading internet yellow pages directory in our market. For the year ended December 31, 2005, our internet-based directory services generated approximately 5% of our total revenue and had an average of 370,000 monthly yellow pages searches. All of the listings in our printed directories also appear in our internet-based directory, which is available to users at no additional charge to our advertisers. The content we create for our printed directories, which we also post on our website, as well as the unique content within our semi-custom websites, our packaging of search engine marketing programs, and traffic-generating distribution relationships makes us competitive on the internet.

As in our printed directories, businesses may pay to enhance their listings or enhance their listing placement on  cincinnatibellyellowpages.com and for other premium advertising products.  Options that are available on our website include pay per click placements on National search engines, semi-custom web sites, category sponsorships, keyword advertising enhanced listings, replicated print advertisements, website links, banner ads and traffic packages on affiliate IYP platforms. We view our internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that increased usage of internet-based directories will continue to support overall usage of the directory business.  At this time leveraging the key assets of the sales channel and products as a single solution continues to make strategic sense at this time.

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

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales business that requires both maintaining existing customers and developing new customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2005, we retained over 81.5% of our local advertisers from the previous year. We believe that this high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising.

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

In addition to our locally-based sales personnel, L.M. Berry manages a separate sales channel to serve our approximately 1,200 national advertisers. National advertisers are typically national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national advertisers, we retain the services of third-party certified marketing representatives, or CMRs. CMRs design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We have relationships with approximately 200 CMRs and employ one national sales manager to manage our selling efforts to national customers. For the national sales function, L.M. Berry manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

With respect to pre-press services, L.M. Berry provides services including ad design and production, page layout, pagination, advertising inventory control, customer acknowledgement preparation and mailing, quality review of final page proofs, production scheduling and provisioning and forwarding of completed directory products to the printer.

L.M. Berry is compensated for its services on a commission basis, consisting of a base commission and incentive commission. In addition, we pay L.M. Berry an annual prepress fee. For the year ended December 31, 2005, we paid L.M. Berry approximately $15.4 million for its services to us. L.M. Berry’s performance is measured through a system of key performance indicators, which monitor our revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, we may terminate the agreement or L.M. Berry may earn additional compensation for exceeding performance levels. In addition, during the term and for one year following the expiration or termination of the agreement, L.M. Berry and its parent company, BellSouth Advertising and Publishing Company, and all of its majority owned subsidiaries may not compete with us in the service area covered by the agreement.

Billing and Collection Services

In connection with the purchase of the directory publishing assets of Cincinnati Bell Directory from Cincinnati Bell Inc., we entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell Inc. Pursuant to this billing and collections services operating agreement, Cincinnati Bell Telephone continues to bill and collect, on our behalf, amounts owed by our customers in connection with our directory services and sweeps cash to us on a daily basis. For customers for whom Cincinnati Bell Telephone is the provider of local telephone service, Cincinnati Bell Telephone bills the customer on the same billing statement that it bills the customer for its local telephone service. For the year ended December 31, 2005, we paid Cincinnati Bell Telephone approximately $1.1 million for its services to us. In addition, Cincinnati Bell Telephone has agreed not to provide similar services to any of our competitors during the term of the agreement. This billing arrangement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. Either party may also terminate this agreement if the other party commits a material breach that is not cured within sixty days of written notice of the breach. As part of the agreement, Cincinnati Bell Telephone also agreed to meet certain service level requirements with the goal of ensuring high quality service under objectively agreed upon standards. If Cincinnati Bell Telephone fails to meet these service level requirements, we may have the right to receive credits towards the fee payments that we owe under the agreement. Cincinnati Bell Telephone prepares a regular monthly report summarizing its collections and settlements effort and service performance, including service level requirement statistics.

Printing, Paper and Distribution

Quebecor Agreement

Quebecor World Directory Sales Corporation prints all of our directories. Our directories are typically printed two months before delivery. Our current contract with Quebecor began in January 1999 and expires on December 31, 2011, at which time the contract may be extended by mutual agreement for up to two additional years. Under the agreement, Quebecor provides us with printing services, including white pages and miscellaneous photocompilation, plating, presswork, binding and other services for each of our directories.

Small size directories are produced by Quebecor in its Waukee, Iowa facility, while full to midsize directories and photo compilation are primarily manufactured at Quebecor’s Hazleton, Pennsylvania facility. Quebecor’s services are performed in accordance with specifications set forth in the agreement, which we may change upon written notice to Quebecor provided the changes do not materially adversely affect its business and we provide a reasonable time to effect the changes. We have the opportunity to access Quebecor’s facilities during work hours to review its quality systems and to make observations. Quebecor also agrees to host semi-annual sessions to target quality improvement. For the year ended December 31, 2005, we paid Quebecor approximately $7.3 million for its services to us. Quebecor agreed to indemnify us for third-party intellectual property infringement and certain other claims related to the printing services, including a certain amount of losses or expenses arising out of our customers’ claims of errors or omissions in the directories caused by Quebecor.

DDA Agreement

We have entered into a directory delivery agreement with Directory Distributing Associates, Inc. (DDA), under which DDA distributes our printed directories and other collateral advertising material to consumers in our service territories, including Ohio, Kentucky and Indiana, by hand or mail delivery. The distribution typically commences each May and October of a given year for the June and November sales campaigns, respectively. This agreement which originally expired on December 31, 2005, has been mutually extended for the two (2) one-year extension terms as provided for in the Agreement.  The new effective expiration date is December 31, 2007.  We may terminate all or part of the agreement if DDA fails to deliver the directories within the specified time frame or upon a breach of another term, condition or provision of the contract not cured within ten days of receipt of notice of breach. We may also terminate at our convenience upon payment of any amount due to DDA for services provided and costs incurred. During the term, DDA may not distribute any other directory to our customers.

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

We reimburse DDA for direct expenses indicated in the agreement and pay DDA an additional annual fixed fee (negotiated at the beginning of each calendar year) for each metropolitan and suburban distribution. For the year ended December 31, 2005, we paid DDA $1.4 million for their services to us. To measure DDA’s performance and ensure that we receive quality service, we have established a system of performance measures, including delivery timing benchmarks, customer satisfaction, claimed possession, delivery quality and delivery packaging that are measured each year. Based on the results of these performance measures, we may grant DDA a contract extension, award it a bonus or terminate the agreement.

Customers

In 2005, more than 15,000 local businesses purchased advertising in our printed directories. Approximately 80% of our revenue for the year ended December 31, 2005 was generated by the sale of advertising in our printed directories to local businesses, which are generally small and medium-sized enterprises.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser.  The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results. The table below, which sets forth 2005 information relating to our largest directory headings, demonstrates the diversity of our customer base:

Directory heading	Percentage of total revenue	Number of advertisers
Attorneys…………………………………………………………….	5.2%	523
Physicians & Surgeons Guide………………………………………	3.0	582
Insurance…………………………………………………………….	3.0	674
Dentists………………………………………………………………	2.5	510
Plumbing Contractors……………………………………………….	1.8	209
Storage……………………………………………………………….	1.8	138
Physicians & Surgeons - MD………………………………………..	1.6	518

Attorneys – Specialty Guide………………………………………...	1.4	250
Automobile Dealers – New………………………………………….	1.3	163
Mortgage…………………………………………………………….	1.2	178
Total…………………………………………………………………	22.8%	3,745

We enjoy high local advertiser retention rates. From 2000 to 2005, our average annual customer retention rate remained stable at approximately 84%, including the loss of advertisers as a result of business failures, which equaled approximately 5% in 2004. We believe this retention rate compares favorably to the retention rates of our competitors. The loss of advertisers was partially offset by the addition of new customers. Increases in total advertising spending and average dollars spent per advertisement also partially offset any net loss of advertisers.

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

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the internet, billboards, direct mail and other yellow pages directory publishers. In total, there are five directory publishers we compete against, and we estimate that we have the dominant market share with over 85% of the market revenue.  We compete with these publishers on value, quality, features, distribution and brand.  Additionally, a new competitor, Verizon Information Services (SuperPages brand), entered the Cincinnati marketplace in 2004.  Verizon published two directories in 2004 that overlay our coverage.  While we understand their interest in the Cincinnati market has been sold, we do not know the intentions of the new ownership.

In connection with the acquisition, we entered into a licensing agreement and a non-competition agreement with Cincinnati Bell Inc., formerly the sole shareholder of Cincinnati Bell Directory, and a white pages publishing agreement with Cincinnati Bell Telephone. Under the license agreement, we have the exclusive right to the trademark “Cincinnati Bell Directory” in the conduct of our directory business in the Cincinnati-Hamilton metropolitan area until 2022. We believe the brand recognition afforded to us under the incumbent telephone company’s brand differentiates our directories from our independent competitors and provides a competitive advantage that leads to broader distribution, higher usage of our directories by end-users and long-term relationships with our customers.

Under the non-competition agreement, which remains in effect until 2012, Cincinnati Bell Inc. and its subsidiaries and affiliates are contractually prohibited from competing with us in the directory publication business in the Cincinnati-Hamilton metropolitan area until March 2012. This prohibition extends to our entire telephone directory business in that territory, whether conducted in written or electronic form, or displayed on the Internet or other dissemination device, including all primary, metro and suburban, business to business and underlay; all products and services related to the foregoing; and all Internet initiatives, websites, web hosting, web design and similar activities relating to the foregoing which existed when we acquired the business from Cincinnati Bell Inc.  In addition, if Cincinnati Bell Inc. or any of its subsidiaries or affiliates engages in the directory publishing business (as was conducted immediately prior to our acquisition in March 2002) in the Cincinnati-Hamilton metropolitan area at any time after the expiration of the non-competition agreement in March 2012 or upon any termination of that agreement prior to that time, Cincinnati Bell Inc. is obligated, under the terms of the asset purchase agreement, to pay us 85% of all revenues resulting from such business through the earlier of 2022 or the termination of our license agreement pursuant to its terms. See “Risk Factors—The loss of any of our key agreements with Cincinnati Bell Inc. or its wholly-owned subsidiary, Cincinnati Bell Telephone, could have a material adverse effect on our business.”

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

Employees

As of December 31, 2005, we employed eleven full-time employees. We consider relations with our employees to be good.

Item 1A.  Risk Factors

According to a report produced by the Kelsey Group dated March 17, 2004, from 1995 through 2003, the overall usage of printed yellow pages directories in the United States declined, while usage stabilized between 2001 and 2003.  We believe factors such as the increased usage of Internet-based directories and the proliferation of wireless devices offering yellow pages-like content have caused these declines and that these factors may cause further declines in usage, possibly at accelerated rates.  We currently derive substantially all of our revenues from our printed yellow pages directories.  A decline in the usage of our printed yellow pages directories could:

•

impair our ability to maintain or increase our advertising prices;

•

cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and

•

discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Any of these consequences, or a combination of them, could have a material adverse effect on our revenues, results of operations and financial condition.  In addition, a decline in the number of businesses that purchase advertising from us, whether as a result of the factors described above or other factors, could affect our revenues.  In the past we have experienced such declines and may continue to do so in the future.  We cannot assure you that further declines will not have a material adverse effect on our results of operations and financial condition.

Our significant dependence on third-party service providers could materially and adversely affect us.

Substantially all of our operations are outsourced to third-party service providers, and we are dependent upon the performance of third parties for the following key components of our operations:

•

sales of advertising;

•

printing of directories;

•

distribution and delivery of directories; and

•

billing and collection

We must rely on the information and other systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work.  A failure in the systems of our third-party service providers or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel could have a material adverse effect on our business, results of operations and financial condition.  For example, L.M. Berry and Company is, and since 1996 has been, our exclusive sales agent for local advertising.  As our exclusive sales agent for local advertising, L.M. Berry expends significant resources and management time in identifying and training its sales representatives and is required to employ an adequate sales force and support staff to sell our directory advertising and to provide customer support to our local advertisers.  L.M. Berry’s ability to attract and retain qualified sales personnel depends, however, on numerous factors, including factors that we cannot control.  A loss of significant number of experienced sales representatives would likely result in reduced sales of advertising in our directories and could materially adversely affect our business.  In addition, we are a party to a contract with Quebecor World Directory Sales Corporation for the printing of our directories which expires on December 31, 2011.  Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs.  Accordingly, the inability or unwillingness of Quebecor to provide services to us on acceptable terms or at all could have a material adverse effect on our business.

While we are parties to long-term contracts with the third partiers who provide key operational services to us, we may not be able to maintain our current relationships with these or any other third-party service providers.  If we were to lose the services of any of our key third-party service providers, we would be required either to hire sufficient staff to perform the provider’s services in-house or to find an alternative service provider.  In some cases, such as the printing of our directories, it would be impracticable for us to perform the function internally.  Even when practicable, in the event we were required to perform any of the services that we currently outsource, we may not be able to perform them on a cost effective basis.  In each case, there are a limited number of alternative third-party service providers, if any.

The loss of any of our key agreements with Cincinnati Bell Inc. or its wholly-owned subsidiary, Cincinnati Bell Telephone Company, could have a material adverse effect on our business.

In connection with the acquisition of our business from Cincinnati Bell Inc., we entered into a series of contracts with Cincinnati Bell Inc. and Cincinnati Bell Telephone, including, but not limited to, a trademark license agreement, a non-competition agreement, a subscriber list information license agreement, a white pages publication and distribution agreement, a billing and collection services agreement.  An affiliate of Cincinnati Bell Inc., Cincinnati Bell Inc. Holdings, retains a 2.5% equity interest in CBD Holdings.  Under the trademark license agreement, Cincinnati Bell Inc. has granted us a royalty-free, exclusive right to the trademark and service mark “Cincinnati Bell Directory” in our publication area.  In addition, Cincinnati Bell Inc. has granted us a royalty-free, non-exclusive right to use other trademarks, trade names and service marks in our publication area.  The agreement commenced in March 2002 and will remain in effect until March 2012, at which time it may be automatically renewed for an additional ten-year term at our discretion.  We consider the “Cincinnati Bell” name to have substantial branding value in our publication area.  If we were to lose our right to the “Cincinnati Bell” brand under the license agreement, it could have a material adverse effect on the usage of our directories and on our ability to sell advertising either of which could have a material adverse effect on our revenue, results of operations and financial condition.  In addition, the loss of our right to use the “Cincinnati Bell Directory” trademark could constitute an event of default under the senior credit facility.

Under the non-competition agreement, Cincinnati Bell Inc. has agreed that neither it nor its subsidiaries or affiliates will own, manage, join, operate or control or participate in the ownership, management, operation or control of, or be connected as a director, officer, employee, partner consultant or advisor with, or permit their names to be used by, any business that competes with our business as constituted at the time of the acquisition in our publication territory.  This agreement commenced in March 2002 and will expire in March 2012.  We are entitled to injunctive relief should Cincinnati Bell Inc. breach its obligation not to compete with us.  If Cincinnati Bell Inc. were to breach this agreement and our remedies prove inadequate, it could have a material adverse effect on our business.

Under the billing and collection services agreement, Cincinnati Bell Telephone bills our customers on our behalf and collects payments from them.  Our contract with Cincinnati Bell Telephone commenced in March 2002 and continues until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the initial term.  If Cincinnati Bell Telephone were unable or unwilling to provide billing and collection services and we were unable to promptly transition to a new billing system or to an alternative service provider, we may not be able to collect our unpaid receivables which could have a material adverse effect on our results of operations and cash flow.  We believe our collection efforts are enhanced because Cincinnati Bell Telephone collects on our behalf and therefore our inability to use Cincinnati Bell Telephone would have a material adverse effect on our business.

Under the white pages publication agreement, we are the exclusive publisher of, and distributors and sales agent for, the white pages directories for Cincinnati Bell Telephone.  The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion.  If Cincinnati Bell Inc. were to breach this agreement and our remedies prove inadequate, it could have a material adverse effect on our business.

If Cincinnati Bell Inc. or Cincinnati Bell Telephone were to seek protection under the U.S. bankruptcy laws, our agreements with Cincinnati Bell Inc. or Cincinnati Bell Telephone, as the case may be, could adversely affected.  For example, Cincinnati Bell Inc. or Cincinnati Bell Telephone could seek to reject their respective agreements with us as executory contracts under U.S. bankruptcy law.  If the bankruptcy court were to hold that any such contract was executory, Cincinnati Bell Inc. or Cincinnati Bell Telephone, as the case may be, could void its obligations under the contract.  While we might have a claim for damages against Cincinnati Bell Inc. or Cincinnati Bell Telephone in this circumstance, such damages, if any, may not be sufficient to compensate us for the loss of any rejected contract.  Moreover, in the case of the license agreement and the non-competition agreement, our inability to enforce our rights under those agreements could cause irreparable damage to our business.  Our collection of cash under the billing and collection services agreement also could be adversely affected if a bankruptcy court, in a case involving Cincinnati Bell Telephone as a debtor, were to rule that amounts collected on our behalf by Cincinnati Bell Telephone became property of Cincinnati Bell Telephone prior their payment to us.  In that event, the bankruptcy could determine that (1) any amounts (a) billed but not collected prior to the commencement of the bankruptcy case, or (b) collected but not remitted to us prior to the commencement of the bankruptcy case were property of Cincinnati Bell Telephone for which we would have only an unsecured claim and (2) any amounts paid to us by Cincinnati Bell Telephone during the 90-day period prior to the bankruptcy could be recovered from us as a preference.  In addition, we could experience delays in obtaining payment of amounts that Cincinnati Bell Telephone collects on our behalf after such a bankruptcy filings.

We focus exclusively on the Cincinnati-Hamilton metropolitan area, and consequently we may be subject to greater business risk than more geographically diversified directory publishers.

Our directory publishing services are concentrated in the Cincinnati-Hamilton metropolitan area, and we do not expect that we will expand our operations in the foreseeable future.  As a result, we will likely continue to be entirely dependent upon our Cincinnati-Hamilton operations for all of our cash flow.  Because our operations focus on a single market, we may be subject to greater risks than a geographically diversified directory publishing company as a result of:

•

a downturn in local or regional economic conditions;

•

an increase in competition in our area;

•

changes in local and state governmental laws and regulations; and

•

natural and other disasters in our area

Competition from other directory publishers and other forms of advertising media could materially and adversely affect us.

We derive substantially all our revenues from the sale of advertising which is placed in our printed directories, our electronic directories on CD-ROM or on www.cincinnatibellyellowpages.com, our Internet-based directory.  In the Cincinnati-Hamilton metropolitan area, we compete with a number of independent directory publishers, including Yell Group plc.  Our Internet-based directory competes with other yellow pages publishers’ Internet-based directories, Internet portal sites providing classified directory information, such as Yahoo!, Google and America Online, with pure-play independent Internet-based yellow pages such as Switchboard.com and Yellowpages.com and with vertical players such as Citysearch.com and Zagat.com some of which have entered into affiliate agreements with other major directory publishers.  In the future, other directory publishers could elect to publish directories in the Cincinnati market and other competitors to our Internet-based directory could emerge.  A new competitor, Verizon Information Services (SuperPages brand), began selling print advertising in the Cincinnati marketplace during the first quarter of 2004.  They published two directories in September 2004 that overlay our coverage area.  While we understand their interest in the Cincinnati market has been sold, we do not know the intention of the new ownership.  We may not be able to compete effectively with any of our existing or future competitors, may of which will have greater resources than we do.  In addition, we also compete against other media, including newspapers, radio, television, the Internet, billboards and direct mail, for advertising, and we may not be able to compete successfully against these and other media for such advertising.

A decline in the dominance of Cincinnati Bell Telephone Company could adversely affect our business.

The Telecommunications Act of 1996 effectively opened local telephone markets to increased competition.  Consequently, Cincinnati Bell Telephone may not remain the dominant local telephone service provider in its local service area.  If Cincinnati Bell Telephone were no longer the dominant local telephone service provider in its local service area, we may not realize some of the anticipated benefits under our trademark license agreement, subscriber list information license agreement and billing and collection services agreement with Cincinnati Bell Telephone.  A decrease in the benefits we realize from these agreements could have a material adverse effect on our business.

Fluctuations in the price of paper could adversely affect our cost of revenue, results of operations and cash flows.

The principal raw material used in producing our printed directories is paper.  For the year ended December 31, 2005, paper costs comprised approximately 4.9% of our net revenue and 12.9% of our cost of revenue.  We obtain our supply of paper through Quebecor under our agreement with it for the printing and binding of our directories, although we retain the right to purchase paper from other providers.  Under the Quebecor agreement, we have the option to purchase paper at prevailing spot market prices or lock in a fixed price for a two-year period.  As of December 31, 2005 we had elected to purchase paper at prevailing spot market prices.  We do not engage in hedging activities to limit our exposure to paper price increases.  The price of paper may fluctuate significantly in the future.  Changes in the supply of, or demand for, paper could affect delivery times and prices.  We may not be able to continue to purchase paper at reasonable prices and any increases in the cost of paper may have a material adverse effect on our cost of revenue, results of operations and cash flows.

Our practice of extending credit to small and medium-sized businesses may result in sales adjustments and could have a material adverse effect on our financial position, results of operations and cash flows.

For the year ended December 31, 2005, approximately 83% of our net revenue was generated through the sale of advertising to local businesses, which are generally small and medium-sized businesses.  In the ordinary course of our directory operations, we extend credit to these customers for advertising purchases.  As of December 31, 2005, we had approximately 15,000 customers to which we extended credit with an average amount due per customer of approximately $644.  Full collection of delinquent accounts can take many months or may never occur.  For the year ended December 31, 2005, sales adjustments for our customers amounted to $3.5 million, or approximately 4% of our revenue.  Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses.  Although our historical sales adjustments have been approximately 4.5%, our practice of extending credit to small and medium-sized businesses may result in significantly higher sales adjustments in the future which could have a material adverse effect on our financial position, results of operations and cash flows.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 16% of our net revenue for the year ended December 31, 2005 was derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories.  We sell advertising to these accounts through approximately 220 certified marketing representatives, or CMRs.  CMRs are independent third parties that act as agents for national companies, design their advertisements, arrange for the placement of those advertisements in directories and provide billing services.  Our relationships with our national and large regional advertisers depend significantly on the performance of these third-party CMRs whom we do not control.  Any decline in the performance of the CMRs with whom we contract could harm our ability to generate revenue from our national and large regional accounts and could have a material adverse effect on our results of operations.

Given our limited number of employees, the loss of key personnel could have a material adverse effect on our business due to their specific knowledge associated with CBD Media the yellow pages industry.

Our current management team has over 50 years combine experience.  Our business depends upon the continued efforts, abilities and expertise of our executive officers, Douglas A. Myers, John P. Schwing and David D. Miller, each of whom has served in the management of our business for many years and has relationships with one or more of our strategic partners.  We believe that the loss of one or more of these individuals could have material adverse effect on our business.  While these key individuals each have a five-year employment agreement, effective March 7, 2002 in the case of Mr. Myers and March 8, 2003 in the cases Messrs. Schwing and Miller, they do represent three of eleven employees, or 27% of the Company’s workforce.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

The table below provides a summary of our leased facilities as of December 31, 2005. Currently, we do not own any real property.

Location	Total Square Feet	Lease Expiration	Principal Function
312 Plum Street, 9th Floor, Cincinnati, OH	5,600	April 2007	Headquarters and administration
2130 Western Ave., Cincinnati, OH	10,250	May 2012	Secondary delivery & Distribution Customer Service

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for CBD Holdings’ membership units, and it is not expected that such a market will develop in the future.  CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by an affiliate of Cincinnati Bell Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Holdings is the sole stockholder of CBD Holdings Finance, Inc. and CBD Media.  CBD Media is the sole stockholder of CBD Finance, Inc.

Distributions on CBD Holdings’ membership units are governed by the Limited Liability Company Agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth for the periods indicated selected historical consolidated financial data for the Company. The following selected historical consolidated financial data is qualified by the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere in this annual report and should be read in conjunction with such consolidated financial statements and notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

The consolidated statement of operations data for the periods ended December 31, 2005, 2004, 2003 and 2002, and March 7, 2002, and balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001, and March 7, 2002 have been derived from our audited consolidated financial statements.

	Predecessor			CBD Media
	Year Ended Dec. 31, 2001	Period from Jan. 1, 2002 to March 7, 2002	Period from March 8, 2002 to Dec. 31, 2002	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2005
	(Dollars in thousands)			(Dollars in thousands)
Statement of Operations Data:
Net revenue…………………………...	$80,224	$14,269	$67,535	$86,285	$87,654	$86,792
Income (loss) from continuing operations………………………...........	19,412	3,011	6,630	(2,746)	(1,836)	(8,352)
Balance Sheet Data (at period end):
Total assets…………………………….	$21,546	$13,201	$374,257	$341,922	$311,295	$280,024
Total debt…………………...................	-	-	210,000	308,600	403,000	382,000
Total owner’s net investments…………	10,076	5,056	-	-	-	-
Total members’ capital (deficit)….……	-	-	144,514	15,557	(110,956)	(120,776)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CBD Holdings operates entirely through its wholly-owned subsidiary, CBD Media.  The following discussion and analysis of CBD Holdings’ financial condition and results of operations covers periods prior and subsequent to its acquisition of the directory publishing business assets of Cincinnati Bell Inc. CBD Holdings has operated as a stand-alone company since its acquisition of these assets on March 8, 2002.  The acquisition was accounted for under the purchase method of accounting.  The terms “we,” “us,” “our” or other similar terms refer to CBD Holdings and it subsidiaries, including our directory business which is operated by CBD Media.

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census.  We are the leader in the directory publishing industry, and in 2005, we believe our directories captured over 87% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories.  In 2005, we published 15 yellow pages directories and distributed over 2.4 million copies.  These directories included advertisements from 15,000 local customers who principally small and medium-sized businesses, as well as approximately 1,200 national advertisers.  We are also the exclusive publishers of the white pages for Cincinnati Bell Telephone.  In 2005, we publishes one white pages directory and distributed over one million copies to businesses and residences.

On June 13, 2003, we entered into a senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million.  On June 13, 2003, we issued $150.0 million of 8 ⅝% senior subordinated notes due 2011, which we refer to as “senior subordinated notes.”  We refer to the June 2003 transactions as the “2003 recapitalization”.  The tranche B term loan facility was subsequently refinanced in February 2004 with a tranche C facility.

In October 2004, we completed a recapitalization, which we refer to as the “2004 recapitalization”.  We issued and sold $100.0 million of 9 ¼% senior notes due 2012, which we refer to as the “senior notes.”  In connection with the 2004 recapitalization, we amended the senior credit facility by replacing the existing tranche C term loan with $153.0 million tranche D term loan.  CBD Media distributed approximately $7.0 million of cash on hand and $23.0 million of net proceeds of the increased term loan to us, and we, in turn, distributed such funds, along with the net proceeds of the senior notes offering of approximately $97.0 million, to our equity holders.

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

Our financial statements have been prepared on the basis of the amortization method, meaning revenue and expenses are recognized ratably over the life of each directory (a twelve month period), commencing in the month of delivery. We deliver 76% of our directories, constituting approximately 75% of our annual advertising revenue, in June of a given year, and deliver 24% of our directories constituting approximately 25% of our annual advertising revenue in November of a given year. Revenue from internet advertisements is recognized ratably over the twelve-month period we commit to carry the advertisement.

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

Cincinnati Bell Telephone is a wholly-owned subsidiary of Cincinnati Bell Inc., which, through an affiliate, holds an approximately 2.5% equity interest in CBD Holdings. Cincinnati Bell Telephone provides us with billing and collection services pursuant to a contract. Under this contract, we paid Cincinnati Bell Telephone $1.1 million for the year ended December 31, 2005. We had a payable to

Cincinnati Bell Telephone of $0.1 million as of December 31, 2005.  For additional information about this contract, see “Business—Billing and Collection Services.”

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

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

Net Revenue.   Net revenue for the year ended December 31, 2005 was $86.8 million, consisting of $68.4 million of local advertising, $14.1 million of national advertising and $4.3 million in internet advertising.  Net revenue for the year ended December 31, 2004 was $87.7 million, consisting of $70.4 million of local advertising, $13.5 million of national advertising and $3.8 million in internet advertising.  The decrease is due to lower local revenue in 2005.  The lower local revenues were partially offset by an increase in national and internet revenue.

Adjustments  Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $3.5 million for the year ended December 31, 2005 and $4.1 million for the year ended December 31, 2004.  Adjustments as a percentage of total revenue were 4% for the year ended December 31, 2005 as compared to 4.5% for the year ended December 31, 2004.

Cost of Revenue Cost of revenue was $32.7 million for the year ended December 31, 2005 and $34.6 million for the year ended December 31, 2004.  Cost of revenue represented 37.7% of net revenue for the year ended December 31, 2005 and 39.5% of net revenue for the year ended December 31, 2004.  The decrease is due in part to $1.0 million in lower printing costs as a result of lower revenues.  In addition, in 2004 there were higher marketing costs incurred as management instituted an aggressive advertising program to retain revenue against a new competitor, Verizon, in the market place.  We also incurred $0.9 million of expense relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the cost of revenue expense classification.

General and Administrative Expense General and administrative expense was $4.5 million for the year ended December 31, 2005 and $7.3 million for the year ended December 31, 2004.  The decrease of approximately $2.8 million relates primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the general and administrative expense classification.  In addition, we incurred $1.1 million of professional fees in 2004 in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense Depreciation and amortization expense was $25.2 million for the year ended December 31, 2005 and $25.8 million for the year ended December 31, 2004.  The decrease is due to the accelerated amortization method for advertiser related intangible assets.

Interest Expense  Interest expense was $32.8 million for the year ended December 31, 2005 and $21.9 million for the year ended December 31, 2004.  The increase is related to higher interest rates on our outstanding bank facility and the increased interest expense as the result of the issuance of the $100 million, 9¼% notes in October, 2004.

Net Loss Net Loss was $8.4 million for the year ended December 31, 2005 compared to net loss of $1.8 million for the year ended December 31, 2004.  The increase in net loss was the result of increased interest expense due to the events previously mentioned.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

Net Revenue Net revenue for the year ended December 31, 2004 was $87.7 million, consisting of $70.4 million of local advertising, $13.5 million of national advertising and $3.8 million in internet advertising.  Net revenue for the year ended December 31, 2003 was

$86.3 million, consisting of $70.2 million of local advertising, $12.7 million of national advertising and $3.4 million in internet advertising.  The increase is due to higher internet revenue in 2004.  In addition national revenue in the June 2004 publication was greater than in 2003.

Adjustments  Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $4.1 million for the year ended December 31, 2004 and $4.1 million for the year ended December 31, 2003.  Adjustments as a percentage of total revenue were 4.5% for the year ended December 31, 2004 as compared to 4.6% for the year ended December 31, 2003.

Cost of Revenue Cost of revenue was $34.6 million for the year ended December 31, 2004 and $33.4 million for the year ended December 31, 2003.  Cost of revenue represented 39.5% of net revenue for the year ended December 31, 2004 and 38.7% of net revenue for the year ended December 31, 2003.  The increase is due to higher incremental costs, approximately $0.3 million, associated with increased electronic yellow page revenue.  In addition, there were higher marketing costs incurred as management instituted an aggressive advertising program to retain revenue against a new competitor, Verizon, in the market place.  We also incurred $0.9 million of expense relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the cost of revenue expense classification.

General and Administrative Expense General and administrative expense was $7.3 million for the year ended December 31, 2004 and $3.7 million for the year ended December 31, 2003.  The increase of approximately $3.6 million was the result of $2.0 million relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the general and administrative expense classification and an increase of $0.7 million in the management fee.  In addition, we incurred $1.1 million of professional fees in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense Depreciation and amortization expense was $25.8 million for the year ended December 31, 2004 and $26.5 million for the year ended December 31, 2003.  The decrease is due to the accelerated amortization method for advertiser related intangible assets.

Interest Expense  Interest expense was $21.9 million for the year ended December 31, 2004 and $25.5 million for the year ended December 31, 2003.  The decrease is related to lower interest rate, approximately 1%, on the bank facility which was repriced in February, 2004.  In addition, we continued to lower our outstanding bank facility throughout 2004, until we issued a dividend in October, 2004 at which time we issued $100 million in senior notes and increased our senior credit facility by $23 million to $153 million.

Net Loss Net loss was $1.8 million for the year ended December 31, 2004 compared to net loss of $2.7 million for the year ended December 31, 2003. The decrease in loss is primarily related to the decrease in interest expense as a result of the lower rate on the senior credit facility and the reduction on debt on the bank facility through October offset by increased interest due to the senior notes and higher general and administrative expenses.

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

Total capital expenditures were $133,000 and $74,000 in 2005 and 2004, respectively.  We anticipate that the amount of capital expenditures will remain at historical levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the year ended December 31, 2005, was $20.4 million as compared to $27.3 million for the same period in 2004.  This difference is primarily related to the increase in cash paid for interest of $10.4 million and the $0.5 million decrease in the related party payable due to a payment to Cincinnati Bell Telephone, offset by payments of approximately $2.9 million for a management payout associated with the 2004 recapitalization and certain tax distributions, and approximately $1.1 million in professional fees in connection with the examination of alternative capital structures.  Net cash provided by operations for the year ended December 31, 2004, was $27.3 million as compared to $28.0 million for the year ended December 31, 2003.  The difference is primarily related to the $0.6 million increase in deferred revenue due to the timing of payments from national advertisers, payments of approximately $2.9 million for a management payout associated with the 2004 recapitalization and certain tax distributions, and approximately $1.1 million in professional fees in connection with the examination of alternative capital structures, offset by the $2.9 million payment made in 2003 to terminate the interest rate swap and the $1.0 million management payout associated with the 2003 recapitalization.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the year ended December 31, 2005, was $22.6 million as compared to $34.7 million for the same period in 2004.  The net cash used in financing activities for the 2005 period was the result of pre-payments of $21.0 million on the senior credit facility and distributions to our equity holders of $1.5 million.  The net cash used in financing activities in the 2004 period was the result of pre-payments of $28.6 million on the senior credit facility, debt issuance costs of $4.4 million, distributions to our equity holders of $124.7 million and proceeds from new borrowings of $123.0 million.  Net cash used in financing activities for the year ended December 31, 2004 was $34.7 million, as compared to $38.7 million for the year ended December 31, 2003.  The net cash used in financing activities in 2003 related primarily to the 2003 recapitalization in June, including the repayment of $211.4 million under the former credit facility, distributions to our equity holders of $128.3 million and proceeds from new borrowings of $310 million.  Other components included $10.1 million of debt issuance costs related to the 2003 recapitalization.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 was insignificant.

Indebtedness. In connection with our acquisition of the directory publishing business CBD Media incurred indebtedness of $220.0 million under its former credit facility, which was repaid and terminated on June 13, 2003 in connection with the 2003 recapitalization.  On June 13, 2003, CBD Media entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued the senior subordinated notes.  The senior credit facility contains financial, negative and affirmative covenants and requirements affecting CBD Holdings, CBD Media and its subsidiaries, including the maintenance of ratios measuring consolidated total leverage and consolidated senior leverage to EBITDA (as defined in the senior credit facility) as well as EBITDA (as defined in the senior credit facility) to consolidated interest expense.  The senior credit facility also includes interest rate and similar arrangements that we may enter into with the lenders under the senior credit facility and/or the affiliates of those lenders.  In the February 2004 refinancing, CBD Media amended the senior credit facility whereby the $160.0 million tranche B term loan facility was replaced with a $150.0 million tranche C term loan facility.  In connection with the 2004 recapitalization, CBD Media executed an amendment to its senior credit facility that, among other things, (i) increased the size of the term loan portion of the senior credit facility by $23.0 million; (ii) replaced the $150.0 million tranche C term loan facility with a $153.0 million tranche D term loan facility; (iii) permitted us to issue the senior notes; (iv) permitted CBD Media, so long as there was no default or event of default under the senior credit facility, to make distributions to us necessary to make regularly scheduled payments of interest in respect of the senior notes; (v) so long as there was no default or event of default under the senior credit facility, set aside funds for the distribution to our equity holders of an amount not to exceed $130 million; (vi) deleted from the senior credit facility the requirement that CBD Media maintain a “fixed charge coverage ratio” and modified other financial ratios that CBD Media was required to maintain; and (vii) made other amendments and modifications to the senior credit facility related to the issuance of the senior notes.

In connection with the 2003 recapitalization, on June 16, 2003, CBD Media paid a breakage fee of approximately $2.9 million to cancel a fixed interest rate swap agreement related to its former credit facility and substantially increased its leverage and significantly increased its liquidity requirements, primarily due to increased debt service obligations.

In June 2003, also as part of the 2003 recapitalization, CBD Media issued the senior subordinated notes.  Interest is payable on the senior subordinated notes on June 1 and December 1 of each year and the senior subordinated notes will mature on June 1, 2011.  The senior subordinated notes were issued pursuant to an indenture containing financial, negative and affirmative covenants and requirements affecting CBD Media and its affiliates, including limits on its ability to incur additional indebtedness, pay distributions or dividends or make other types of restricted payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, create liens and enter into new lines of business.

In October 2004, CBD Holdings issued $100.0 million of senior notes due in 2012 with an interest rate of 9-1/4%.  Interest on the senior notes is due semi-annually on January 15 and July 15, beginning on January 15, 2005.  The aggregate principal amount of the senior notes will be due on July 15, 2012.  The indenture governing the senior notes limits our ability to incur additional indebtedness, pay distributions or dividends or make other types of restricted payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, create liens and enter into new lines of business.

Liquidity.  Our operations are conducted through CBD Media.  Our ability to make payments on our consolidated indebtedness, and to fund our working capital needs and planned capital expenditures will depend upon our ability to generate cash in the future.  This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other facts that are beyond our control.  Our liquidity could also be impacted by a decline in usage of printed yellow page directories.  While in the short term any impact could be offset by price increases, in the long term any such impact could limit our ability to meet our financial obligations.

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

In June and July 2003 as part of the 2003 recapitalization, CBD Media made to us, and correspondingly we made to our equity holders, aggregate distributions of approximately $128.3 million.  As part of the 2004 recapitalization, CBD Media made distributions to us of approximately $30.0 million, including $7.0 million from available cash.  We paid a distribution to our equity holders of approximately $127.0 million, consisting of the aforementioned $30.0 million received from CBD Media together with the net proceeds from the offering of the senior notes.  Employee equity holders received distributions as follows:  50% (approximately $1.3 million) was paid at closing and the remaining 50% (approximately $1.3 million) escrowed subject to time vesting of three years.  As a result of these distributions, a significant amount of cash is unavailable to make payments on CBD Media’s indebtedness or on the senior notes.  We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand.  Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility and CBD Media's ratio as of December 31, 2005:

Period	Leverage Ratio Max.	Leverage Ratio at Dec. 31, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2005	8.25 to 1.00	7.30 to 1.00
January 1, 2006 through June 30, 2006	8.00 to 1.00
July 1, 2006 through December 31, 2006	7.75 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at Dec. 31, 2005
October 1, 2005 through September 30, 2006	3.00 to 1.00	2.52 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio - Min.	Interest Coverage Ratio at Dec. 31, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.60 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

Advisory agreement.  CBD Media is a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI.  This advisory agreement requires CBD Media to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses.  Pursuant to a letter of instruction effective October 1, 2003, ACI directed CBD Media to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursements of expenses.  Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI.  The letter of instruction has been withdrawn and, pursuant to the advisory agreement, CBD Media makes quarterly payments of $500,000 to ACI directly and will reimburse ACI for reasonable expenses, effective October 1, 2004.

Contractual Obligations

The following table is a summary of our contractual obligations (including interest) as of December 31, 2005:

		‘06	’07-‘08	’09-‘10	’11 and thereafter
	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years (in millions)	3-5 years	More than 5 years
Long-term debt obligations
9¼% Senior notes due 2012 – Principal	$100.0	$---	$---	$---	$100.0
9¼% Senior notes due 2012 – Interest	76.3	9.3	18.6	18.6	29.8
8 ⅝% Senior subordinated notes due 2011 – Principal	150.0	---	---	---	150.0
8 ⅝% Senior subordinated notes due 2011 – Interest	71.2	12.9	25.9	25.9	6.5
Senior credit facility due 2009 - Principal	132.0	---	---	132.0	---
Senior credit facility due 2009 – Interest (1)	36.9	9.2	18.5	9.2	---
Operating leases……………………………………………..	0.6	0.1	0.2	0.2	0.1
Purchase Obligations-
L.M. Berry (2)…………………………………………..	61.6	15.4	30.8	15.4	---
Cincinnati Bell Telephone (3)…………………………..	18.7	1.1	2.2	2.2	13.2
Quebecor (4) ……………………………………………	43.4	7.3	14.4	14.4	7.3
Advisory Agreement (5) ……………………………….	10.0	2.0	4.0	4.0	---
DDA (6) ………………………………………………..	2.8	1.4	1.4	---	---
Total …….……………………………………………………	$703.5 =====	$ 58.7 =====	$116.0 =====	$221.9 =====	$306.9 =====

(1)  The Company does not believe it has the ability to accurately predict the future interest rate for the variable rate debt.  The Company has presented the anticipated interest at 6.99%, its interest rate at December 31, 2005.  As a portion of our debt bears a variable interest rate, changes in market rates for interest rates can impact our interest expense.  For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in the interest rate would have caused an estimated increase in interest expense of $1.3 million.  Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments or any other items of our credit facility could result in the acceleration of the maturity of outstanding debt.

(2)  We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of Bell South Corporation).  Our directory advertising and marketing agreement with L. M. Berry expires in August 2009.  As the required as specified under the contract are variable, we have estimated future payments based on actual payments made to L. M. Berry during the year ended December 31, 2005.

(3)   We entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exhange carrier subsidiary of Cincinnati Bell Inc.  This operating agreement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term.   As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Cincinnati Bell Telephone during the year ended December 31, 2005.   Estimated future payments assume the automatic renewal provision as stated in the agreement.

(4)  Quebecor World Directory Sales Corporation prints all of our directories.  Our current contract with Quebecor expires on December 31, 2011, at which time the contract may be extended by mutual agreement for up to two additional years.  As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Quebecor during the year ended December 31, 2005.   Estimated future payments assume the exercise of the renewal provision as stated in the agreement.

(5)  We have entered into an advisory agreement with a related party for management services provided to the Company.  We have assumed renewal of the agreement which contemplates annual payments of $2 million.  The annual payments expected have not been disclosed in the table for periods beyond five years.

(6)  We have entered into a directory agreement with Directory Distributing Associates, Inc. to distribute our printed directories and other collateral advertising material in our service territories.  The agreement will continue until December 31, 2007.  As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to DDA during the year ended December 31, 2005.

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

Forward-Looking Statements

This annual report on Form 10-K includes “forward-looking” statements that are subject to risks and uncertainties.  All statements other than statements of historical facts included in this report that address activities, events or development that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  You can identify there statements by the fact that they do not relate strictly to historical or current facts.  These statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

•

the retention of key employees;

•

any national and local economic and business conditions that affect advertising expenditures by businesses and individuals as well as consumer trends in the usage of our principal product; and

•

the divergence of the interest of Spectrum Equity Investors and our other investors.

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

Interest on the senior subordinated notes issued is charged at a fixed rate. As of December 31, 2005, approximately 65% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt.  As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows.  For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K.  See Index to Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The management of CBD Holdings is responsible for establishing and maintaining adequate internal control over financial reporting.  CBD Holdings’ internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitation.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  An internal control material weakness is a significant deficiency or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work.  An internal control over financial reporting significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

The management of CBD Holdings assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

The Company determined that the accounting, auditing, control, and oversight functions regarding its financial statements and financial reporting obligations was too centralized to provide adequate and effective controls.  Because of the over-centralization of these functions, the Company determined that the possibility of material misstatements going undetected was greater than a relatively low level.  In order to address this weakness, management will review de-centralizing the preparation and review of its financial statements and reports.

Because of the material weakness described in the preceding paragraph, management believes that as of December 31, 2005, the Company's internal control over financial reporting was not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CBD MEDIA

The following table sets forth certain information with respect to each of our executive officers and directors.

Name	Age As of 12/31/05	Position
Douglas A. Myers	45	President and Chief Executive Officer and Director
John P. Schwing	49	Vice President—Finance and Administration and Chief Financial Officer
David D. Miller	45	Vice President—Sales and Operations
Brion B. Applegate	52	Director
Benjamin M. Coughlin	33	Director

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

Audit Committee Financial Expert

Our Board of Directors has not established an audit committee of the Board.  Our Board has determined that we have at least one “audit committee financial expert” (with the meaning of Item 401(h) of Regulation S-K) serving on the Board of Directors, and that director Benjamin M. Coughlin is such an audit committee financial expert.  Mr. Coughlin is not “independent” (as that is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934).

Code of Ethics

CBD Holdings has adopted a code of ethics that applies to its executive officers.  A copy of the code of ethics will be provided to any person without charge.  Requests should be made in writing to Douglas Myers at CBD Media LLC, 312 Plum Street, Suite 900, Cincinnati, OH  45202.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation for services in all capacities for the last three fiscal years paid to our President and Chief Executive Officer and our two other most highly compensated executive officers serving as executive officers on December 31, 2005, whom we refer to as the Named Executive Officers.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Employee Incentive Plan
Doug A. Myers,	2005	$400,000	$78,000	(1)	$233,151
President and Chief Executive Officer ………..	2004	326,538	106,250	(1)	686,312
	2003	244,327	125,000	(1)	521,000

John P. Schwing	2005	$245,000	$39,000	(1)	$66,513
Vice President of Finance and Administration ……	2004	204,731	63,000	(1)	195,791
	2003	148,517	55,000	(1)	150,581

David D. Miller	2005	$165,000	$39,000	(1)	$51,480
Vice President of Sales and Operations …………….	2004	152,442	63,000	(1)	151,538
	2003	116,517	50,000	(1)	115,147

(1)

The value of perquisites and other personal benefits paid did not, in the aggregate, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported.

COMPENSATION OF DIRECTORS

The Board of Directors receive no compensation for their duties.

MANAGEMENT INCENTIVE PLAN

In connection with the 2003 recapitalization, CBD Investor, an affiliate of Spectrum, established an incentive compensation program for employees of CBD Media, who held equity interests in CBD Holdings at the time of the prior recapitalization.  Pursuant to the program, CBD Investor agreed to provide an incentive pool to these employees of up to $4,000,000.  This incentive amount is subject to vesting over a five-year period and is not payable unless and until a sale by CBD Media of 50% or more of its assets to a third party, a sale by CBD Investor of 50% or more of its interests in CBD Holdings to a third party, a sale by CBD Holdings of 50% or more of the equity interests in CBD Media to a third party of a sale by affiliates of Spectrum of 50% or more of CBD Media purchase such interests (a “Spectrum exit event”).  Additionally, in order for any incentive amount to be payable, the aggregate value of the employees’ Class C units of CBD Holdings must equal or exceed a threshold amount, but may not exceed a ceiling amount at the time of the Spectrum exit event.  The amount of the incentive pool actually payable at a Spectrum exit event will be determined by subtracting the total value of the employees’ equity from the ceiling amount, but in no event shall the incentive pool exceed $4,000,000 in the aggregate.  The current threshold and ceiling amounts are $8,600,000 and $13,250,000 respectively.  Upon consummation of the offering of the outstanding notes the threshold and ceiling amounts were reduced by the distributions received on the Class C units made upon completion of the offering.  The threshold and ceiling amounts are subject to further reduction in the event distributions are made on the Class C units in the future, other than tax distributions.  The incentive pool, if payable, will be allocated among the employees based on their relative percentage ownership in CBD Holdings.  For administrative reasons, such amounts will actually be paid by CBD Media and CBD Investor will fund all amounts payable through contributions to us, which we in turn will contribute to CBD Media.

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

RESTRICTIONS ON EMPLOYEE DISTRIBUTIONS

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately.  The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with CBD Media.  In October 2005, CBD Media Holdings paid $0.4 million or approximately one-third of the remaining $1.3 million to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control.  The amount of the distributions is charged to expense over the vesting period.

EMPLOYMENT AGREEMENTS

Douglas A. Myers Employment Agreement

Under an amended and restated employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, Mr. Myers was retained to serve as our Chief Executive Officer. Under the agreement, Mr. Myers is entitled to receive a minimum base salary in the following amounts through 2008: $350,000 (2004); $400,000 (2005); $425,000 (2006); $450,000 (2007); and $475,000 (2008).  Mr. Myers is also entitled to a bonus under our incentive bonus compensation plan in the following minimum bonus amounts if certain targets are obtained: $125,000 (2004); $150,000 (2005); $175,000 (2006); $200,000 (2007); and $225,000 (2008). Under the agreement, Mr. Myers is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our senior executives and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Myers is also entitled to an allowance for use of an automobile and reimbursement of up to $5,000 a year for personal financial and estate planning services (plus taxes incurred), up to $10,000 in legal fees incurred in the negotiation of the employment agreement and up to $25,000 for his initial membership fees to a country club, as well as certain annual membership dues. Under the agreement, Mr. Myers was granted a 1.25% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The agreement continues until September 2008. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Myers’ employment is terminated without cause or if he resigns for good reason.

John P. Schwing Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, John Schwing was retained to serve as our Vice President—Finance & Administration and Chief Financial Officer. Under the agreement, Mr. Schwing is entitled to receive a minimum base salary in the following amount through 2008: $200,000 (2004); $225,000 (2005); $240,000 (2006); $260,000 (2007); and $285,000 (2008). Mr. Schwing is also entitled to a bonus under our incentive bonus compensation plan in the following minimum amounts if certain targets are obtained: $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Schwing is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Schwing is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Schwing was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Schwing is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Schwing’s employment is terminated without cause.

David D. Miller Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, David Miller is entitled to receive a minimum base salary in the followings amounts through 2008:  $150,000 (2004); $165,000 (2005); $180,000 (2006); $190,000 (2007); and $200,000 (2008).  Mr. Miller is also entitled to a bonus under our incentive bonus compensation plan in the following amounts if certain targets are obtained:  $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Miller is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Miller is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Miller was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Miller is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Miller’s employment is terminated without cause.

401(K) AND PROFIT SHARING PLAN

CBD Media currently sponsors a defined contribution benefit plan covering substantially all management and occupational employees.  The company has 100% participation by all employees.  Under the plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan.  The annual dollar contribution by the employees is limited to a maximum amount determined by the Internal Revenue Service.  CBD Media matches a percentage of employee contributions, and those funds are invested by each employee in a variety of investment options with the plan’s administrator.  CBD Media contributed its share of matching contributions to the plan amounting to $75,000 in 2005 and $74,000 in 2004.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by Cincinnati Bell Inc. Holdings, an affiliate of Cincinnati Bell Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management.  CBD Holdings is the sole stockholder of CBD Holdings Finance, Inc. and CBD Media.  CBD Media is the sole stockholder of CBD Finance, Inc.

The following table sets forth information with respect to the beneficial ownership of the membership units of CBD Holdings as of March 7, 2006, by:

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

	Units
	Class A		Class B		Class C(1)
Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Percent of Total Voting Power
CBD Investor, Inc.(2)	491,137	97.44%	267,818	97.44%	—	—	100.00%
Brion B. Applegate(3)(5)	—	—	—	—	—	—	—
Benjamin M. Coughlin(4)(5)	—	—	—	—	—	—	—
Douglas A. Myers	—	—	—	—	12,500	52.39%	—
John P. Schwing	—	—	—	—	3,163	13.26%	—
David D. Miller	—	—	—	—	2,760	11.57%	—
All directors and executive officers as a group	—	—	—	—	18,423	77.21%	—

____________

(1)

Holders of Class C units are not entitled to vote with respect to their Class C units. The number of units indicated reflects all issued and outstanding Class C units each of which have vested as of March 7, 2006.  John Schwing was granted 806 Class C units on June 13, 2003.  50% of these units have vested.

(2)

Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P. Spectrum III Investment Managements’ Fund, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P., and Spectrum IV Investment Manager’s Fund, L.P. (the “Spectrum Partnerships”) collectively own all of the outstanding shares of CBD Investor.  The address for each of these entities is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

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

(5)   The address for this director is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Limited Liability Company Agreement of CBD Media Holdings

In connection with the acquisition of the directory publishing business of Cincinnati Bell Directory, CBD Investor, Inc. (an entity controlled by the Spectrum entities and of which Brion B. Applegate and Benjamin A. Coughlin are directors), Broadwing Holdings Inc., Douglas A. Myers, John P. Schwing, David D. Miller and our other management employees (who we collectively refer to as “management members”) entered into a limited liability company agreement for CBD Holdings, which is the sole member of our company. The limited liability company agreement of CBD Holdings defines the members’ rights with respect to voting, ownership and transfer of their interests in CBD Holdings. The limited liability company agreement allocates the membership interests in CBD Holdings among these parties. CBD Investor and Cincinnati Bell Inc. Holdings both hold interests in two classes of membership units, and management members hold interests in a separate class of units. CBD Investor is the only party that is entitled to vote with respect to its units. Approval of actions of CBD Holdings requiring a vote of a group of members must receive a majority vote of the particular class(es) of members entitled to vote. Under this agreement, CBD Investor and Cincinnati Bell Inc. Holdings have made capital contributions to CBD Holdings for which they will not be entitled to receive interest paid on such contributions. Certain amendments of the CBD Holdings limited liability company agreement which adversely and/or disproportionately affect the interests of Cincinnati Bell Inc. Holdings and/or the management members require the consent of Cincinnati Bell Inc. Holdings and/or management members.

The voting members of CBD Holdings elect three directors to its board. Currently, the directors of CBD Holdings are Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers. To date, no independent director has been appointed to CBD Holdings’ board.

No members of CBD Holdings may transfer their membership interests if the transfer causes a termination of CBD Holdings for income tax purposes, causes CBD Holdings to become a publicly traded partnership under the Internal Revenue Code, subjects CBD Holdings to regulations under the Investment Company Act of 1940, the Investment Advisors Act of 1940 or ERISA laws or violates applicable laws, unless the voting members of CBD Holdings authorize a transfer by majority vote. Unless a transfer is otherwise permitted under the limited liability company agreement, any transfer of membership interests requires approval by the majority vote of the voting members, which approval may be withheld in the sole and absolute discretion of such members.

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

Limited Liability Company Agreement of CBD Media LLC

CBD Media’s limited liability company agreement defines the rights of its sole member, CBD Holdings, with respect to management, distributions (including tax distributions) and indemnification. Its board is composed of three directors, elected by CBD Holdings, who manage all aspects and decisions of our business and affairs. Currently, the directors are Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers. Under the agreement CBD Media is obligated to make distributions to CBD Holdings at times and in the aggregate amounts determined by its directors. In addition, CBD Media is required to make a tax distribution to CBD Holdings in an amount equal to 44% of its theoretical net taxable income for each fiscal year.

The agreement limits the liability of all of CBD Media’s directors, officers and members to CBD Media and any member of CBD Media for losses incurred on behalf of CBD Media.  In addition, CBD Media is obligated to indemnify any member, officer or director of CBD Media against any liability or loss suffered and expenses reasonably incurred on behalf of CBD Media in good faith.  Indemnification under the agreement is to be provided out of and to the extend of CBD Media’s assets only, and no member of CBD Media has any personal liability with respect to such indemnity.

Advisory Agreement

In connection with the acquisition, Applegate & Collatos, Inc., or ACI, a firm co-owned by Brion B. Applegate, one of our directors, was engaged to provide advisory services and financing advice, as well as, financial, managerial and operational advice in connection with the day-to-day operations of CBD Media. Effective as of June 13, 2003, CBD Media pays an annual management fee of $2,000,000 for its services, which is payable in quarterly installments, and will reimburse ACI for additional reasonable expenses upon its request.  The agreement is for an indefinite period and may only be terminated or amended by mutual consent of the parties. CBD Media has agreed to indemnify and hold harmless ACI and its affiliates, officers, partners, directors, employees, agents and other controlling persons from losses arising in connection with the acquisition or the engagement to provide advice under the agreement with CBD Media. CBD Media also agreed that the indemnified persons will not be liable to it or its security holders or creditors as a result of the engagement or the performance of services unless such losses are determined by a judge to have resulted from such person’s bad faith or gross negligence.

For the year ended December 31, 2005, CBD Media paid ACI a management fee of $2,000,000.

2004 Recapitalization

In October 2004, CBD Holdings and CBD Holdings Finance, Inc. issued the senior notes.  In connection with the issuance of the senior notes, CBD Media amended the senior credit facility by increasing the size of the term loan portion of the senior credit facility by $23.0 million.  CBD Media distributed approximately $7.0 million of cash on hand and $23.0 million of net proceeds of the increased term loan to CBD Holdings, which, in turn, distributed such funds, along with the net proceeds of the senior notes offering of approximately $97.0 million, to its equity holders.

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately.  The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with CBD Media.  In October 2005, CBD paid $0.4 million or approximately one-third of the remaining $1.3 million to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control.  The amount of the distributions is charged to expense over the vesting period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

Audit Fees – Audit fees billed for 2005 and 2004 were $136,000 and $553,000, respectively.  These amounts include fees for the assistance related to the our various filings with the Securities and Exchange Commission including the issuance of comfort letters and auditor consents.

Audit-Related Fees – We had no audit-related fees or services.

Tax Fees – Billings for tax services were $22,850 and $46,950 for 2005 and 2004, respectively.  This amount includes fees paid for assistance with federal, state and local tax compliance matters and advisory services with respect to tax implications of the 2004 recapitalization.  All of the work performed in connection with this engagement was performed by full-time, permanent employees of the principal accountant.

All Other Fees – We had no other fees or services.

Our Board of Directors functions as our audit committee.  Our policy is to require our Board of Directors to pre-approve audit and non-audit services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)

Financial Statements.

The Company’s financial statements included in this Form 10-K are listed in the Index to Financial Statements on page F-1.

(a) (2) Exhibits

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Formation of CBD Media Holdings LLC, filed March 4, 2002 (incorporated by reference to Exhibit 3.1 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.2

Certificate of Incorporation of CBD Holdings Finance Inc., filed October 13, 2004 (incorporated by reference to Exhibit 3.2 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.3

Limited Liability Agreement of CBD Media Holdings LLC, dated March 7, 2002 (incorporated by reference to Exhibit 3.3 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.4

First Amendment to the Limited Liability Agreement of CBD Media Holdings LLC, dated June 12, 2003 (incorporated by reference to Exhibit 3.4 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

3.5	Bylaws of CBD Media Holdings LLC (incorporated by reference to Exhibit 3.5 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).
3.6	Bylaws of CBD Holdings Finance, Inc. (incorporated by reference to Exhibit 3.6 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).
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

Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

10.1

Credit Agreement, dated June 13, 2003, by and among CBD Media LLC, CBD Media Holdings LLC, the lenders party thereto and Lehman Commercial Paper Inc. as administrative agent with Lehman Brothers Inc. as joint-lead arranger and book runner, Bank of America Securities LLC as joint-leader arranger and book runner, Bank of America, N.A. as syndication agent and Toronto Dominion (Texas), Inc., as Documentation Agent (incorporated by reference to Exhibit 10.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

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

10.5

Agreement between Cincinnati Bell Directory Inc. and Quebecor Printing Directory Sales Corporation (now known as Quebecor World Directory Sales Corporation) dated January 1, 1999 and as amended November 20, 2001.

10.6	Directory Delivery Agreement between Cincinnati Bell Directory, Inc. and Directory Distributing Associates, Inc., dated January 1, 2003.
10.7	Advisory Fee Letter Agreement by and between CBD Media LLC and Applegate & Collatos, Inc., dated as of March 7, 2002.
10.8	Amendment to the Letter Agreement of March 7, 2002, dated as of June 13, 2003.
10.9*

Second Amended and Restated Employment Agreement between CBD Media LLC and Douglas

A. Myers dated September 1, 2003 (incorporated by reference to Exhibit 10.9 to CBD Media’s

Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6,

2003).

10.10*

Amended and Restated Employment Agreement between CBD Media LLC and John P. Schwing dated September 1, 2003 (incorporated by reference to Exhibit 10.10 to CBD Media’s Amendment

No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6, 2003).

10.12

First Amendment and Waive to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent.

10.13

Amendment No. 6 by and between CBD Media, LLC and Quebecor World Directory Sales Corporation and Quebecor World Hazleton, Inc. dated November 16, 2005, which amends the Printing and Binding Agreement dated July 23, 1998, as amended as of December 22, 1999, November 20, 2001, December 10, 2004 and March 18, 2004 (see Exhibit 10.5).

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of CBD Media Holdings LLC (incorporated by reference to Exhibit 21.2 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.**
*	Management contract.
**

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

CBD MEDIA HOLDINGS LLC

By:

  /s/ Douglas A. Myers

Name:

Douglas A. Myers
Title:

President and Chief Executive Officer

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signature

Title

     /s/  Douglas A. Myers

President, Chief Executive Officer and Director

____________________________

(principal executive officer)

           Douglas A. Myers

  /s/  John P. Schwing

Chief Financial Officer

____________________________

(principal financial and accounting officer)

        John P. Schwing

  /s/  Brion B. Applegate

Director and Secretary

____________________________

        Brion B. Applegate

  /s/  Benjamin M. Coughlin

Director

____________________________

        Benjamin M. Coughlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

  CBD Media Holdings LLC

We have audited the accompanying consolidated balance sheets of CBD Media Holdings LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 31, 2006

 CBD MEDIA HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,657	$14,996
Accounts receivable (net of allowance of $4,687, and $4,520 at December 31, 2005, and 2004, respectively)	4,972	6,843
Deferred directory costs	13,218	12,201
Prepaid expenses and other current assets	438	354
Related party receivable	1,165	1,209

Total current assets	32,450	35,603

PROPERTY AND EQUIPMENT (NET)	194	118

DEBT ISSUANCE COSTS (net of accumulated amortization of $4,395, and $2,373 at December 31, 2005, and 2004, respectively)	10,234	12,122

GOODWILL	27,115	28,299

INTANGIBLE ASSETS (NET)	210,031	235,153

TOTAL ASSETS	$280,024	$311,295

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$864	$1,369
Accrued liabilities	8,642	7,518
Deferred revenue	7,468	7,481
Other current liabilities	634	634
Related party payable	142	665

Total current liabilities	17,750	17,667

LONG-TERM DEBT	382,000	403,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,050	1,584

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Total liabilities	400,800	422,251
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital	---	---
Retained earnings (deficit)	(120,776)	(110,956)

Total members’ capital (deficit)	(120,776)	(110,956)

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$280,024	$311,295

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

 (Dollars in Thousands)

	2005	2004	2003
NET REVENUE (includes net related party amounts of $1,599, $1,657 and $1,648 in 2005, 2004 and 2003, respectively)	$86,792	$87,654	$86,285

COST OF REVENUE (includes related party amounts of $1,112, $1,229 and $1,375 in 2005, 2004 and 2003, respectively)	32,671	34,617	33,409
AMORTIZATION AND DEPRECIATION	25,180	25,798	26,532
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $2,000, $2,000 and $1,300, in 2005, 2004 and 2003, respectively)	4,535	7,281	3,749

OPERATING INCOME	24,406	19,958	22,595
OTHER (INCOME) EXPENSES:
Interest expense	32,818	21,856	25,549
Interest income	(60)	(62)	(208)

Total other (income) expenses	32,758	21,794	25,341

NET LOSS	$(8,352)	$(1,836)	$(2,746)

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Members’ Capital (Deficit)
BALANCE-December 31, 2002…………………....	$138,963	$6,630	$(1,079)	$144,514
Net loss…………………………….		(2,746)		(2,746)
Distributions to members………………………	(128,290)			(128,290)
Contribution from member…………………….	1,000			1,000
Other comprehensive income-interest rate swap..	__________	__________	1,079	1,079
BALANCE-December 31, 2003……………………	11,673	3,884	-	15,557
Net loss……………………………………….		(1,836)		(1,836)
Distributions to members………………………	(11,673)	(113,004)	______________	(124,677)
BALANCE-December 31, 2004…………………..	-	(110,956)	-	(110,956)
Net loss…………………………………………	-	(8,352)		(8,352)
Distributions to members………………………	__________	(1,468)	______________	(1,468)
BALANCE-December 31, 2005………………….	-	$ (120,776)	-	$(120,776)

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERTING ACTIVITIES:
Net loss	$(8,352)	$(1,836)	$(2,746)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	25,180	25,798	26,532
Amortization of debt issuance costs	2,022	1,566	1,259
Write-off of debt issuance costs	-	-	4,885
Changes in certain working capital accounts:
Accounts receivable	1,915	(31)	(655)
Prepaid expenses and other assets	(84)	193	(122)
Deferred directory costs	(1,017)	149	(212)
Accounts payable and other current liabilities	(1,028)	798	253
Accrued liabilities	2,307	640	(1,235)
Deferred revenue	(13)	582	280
Other	(534)	(534)	(198)
Net cash provided by operating activities	20,396	27,325	28,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133)	(74)	(48)
Net cash used in investing activities	(133)	(74)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(1,468)	(124,677)	(128,290)
Contribution from member	---	---	1,000
Debt issuance costs	(134)	(4,444)	(10,050)
Proceeds from borrowings	-	123,000	310,000
Payments on borrowings	(21,000)	(28,600)	(211,400)
Net cash used in financing activities	(22,602)	(34,721)	(38,740)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,339)	(7,470)	(10,747)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,996	22,466	33,213
End of period	$12,657	$14,996	$22,466
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including interest rate swap)	$29,203	$18,843	$19,360
Cash paid for income taxes	$20	$60	$-
Purchase adjustment to accrued liabilities and goodwill	$1,184	-	-

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business— CBD Media Holdings LLC (“CBD Holdings”) is located in Cincinnati, Ohio and owns 100% of CBD Media LLC (“CBD Media” and, together with CBD Holdings, the “Company”).  The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana.  These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM.  CBD Holdings is approximately 95% owned by CBD Investor, Inc., an affiliate of Spectrum Equity Investors, and has no material operations of its own or assets other than the equity interests of CBD Media.

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

Substantially all of the Company’s operations are outsourced to third-party service providers, and it is dependent upon the performance of third parties for the following key components of its operations: sales of advertising, printing of directories, distribution and delivery of directories, and billing and collection.  The Company has executed long-term contracts with these third-parties.  A change in these suppliers could cause a disruption in the Company’s business due to the time it would take to locate and qualify an alternate supplier for these services.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount December 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(21,159)	(59,033)	(77)	(19,900)	(100,169)

Net amount at December 31, 2005	$30,841	$94,967	$123	$84,100	$210,031

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

Amortization of identifiable intangible assets for the next five years as of December 31, 2005 is as follows:

Year ending December 31:
2006	$24,560
2007	24,070
2008	23,640
2009	23,265
2010	22,936

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance at December 31, 2004	$28,299
Other - Purchase adjustment	(1,184)
Balance at December 31, 2005	$27,115 ======

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  On June 13, 2003, the Company successfully completed a recapitalization, in which the then existing credit facility was terminated and the Company entered into a $165,000 senior credit facility, and issued and sold $150,000 of 8⅝% senior subordinated notes.  The Company incurred debt issuance costs of approximately $10,050 related to the recapitalization.  Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the termination of such debt.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility with a tranche C term loan (see Note 6).  In connection with the February refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company issued and sold $100,000 of 9¼% senior notes and replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 6).  In connection with the October debt issuance and refinancing the Company capitalized financing fees of approximately $3,844.  Amortization of approximately $2,022, $1,566, $6,143 (including $4,885 related to the write-off of existing debt issuance costs) has been charged to expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,684 and $2,218 at December 31, 2005, and 2004, respectively.

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

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not require collateral.

A roll forward of the allowance for sales adjustments for the years ended December 31, 2005, 2004 and 2003 is as follows:

Balance, December 31, 2002

$2,627

Charged to revenue

 4,136

Write-offs

(1,888)

Balance, December 31, 2003

  4,875

Charged to revenue

  4,113

Write-offs

(4,468)

Balance, December 31, 2004

  4,520

Charged to Revenue

  3,506

Write-Offs

(3,339)

Balance, December 31, 2005

$4,687

====

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Adjustments to revenue include primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on historical experience, current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses.  State and city taxes resulted in expense of approximately $0 and $59 for the years ended December 31, 2005 and 2004, respectively, and a benefit of approximately $43 for the year ended December 31, 2003.

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

Reclassifications-For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2.

RECENTLY ISSUED ACCOUNTING STANDARDS

FAS 123 (revised 2004) – Share Based Payments (“FAS 123-R”) was issued in December 2004.  FAS 123-R replaces FAS 123 – Accounting for Stock-Based Compensation, and supersedes APB 25 – Accounting for Stock Issued to Employees.  FAS 123-R requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  FAS 123-R is effective for reporting periods beginning after December 15, 2005.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

Financial Accounting Standards Board (“FASB”) Interpretation No. (“Interpretation”) 47-Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, was issued in March 2005.  Interpretation 47 clarifies the timing of liability recognition for legal obligations associated with the retirements of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.  This Interpretation became effective for the Company in the fourth quarter of 2005.  The application of this Interpretation did not have a material effect on the Company’s financial statements.

FAS 154 – Accounting Changes and Error Corrections, which replaces Accounting Principles Opinion No. 20 – Accounting Changes and FAS 3 – Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005.  FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  The standard requires retrospective application to prior period financial statements for changes in accounting principles and the reporting of a correction of an error.  FAS 154 also requires a change in accounting estimate that is affected by a change in accounting principle to be accounted for as a change in accounting estimate.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will apply this guidance for future accounting changes.

FAS 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, was issued in February 2006.  FAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with FAS 133 along with certain other clarifications and amendments to FAS 133 and FAS 140.  FAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

FAS 156 – Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, was issued in March 2006.  FAS 156 provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations.  FAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Furniture and office equipment	$40	$40
Leasehold Improvements	14	--
Computer software	141	37
Computer equipment	117	102

Total	312	179
Less accumulated depreciation	(118)	(61)

Property and equipment - net	$194 ====	$118 ====

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

4.

DEFERRED DIRECTORY COSTS

At December 31, 2005 and 2004, the Company deferred directory costs for directories in the Greater Cincinnati Area which were published in June and November 2005 and 2004, respectively.  Deferred directory costs at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Selling	$9,548	$8,642
Production	3,012	3,093
Distribution	658	466
Total deferred directory costs	$13,218 ======	$12,201 ======

5.

LEASES

The Company leases office space under non-cancelable operating leases.  Rent paid was approximately $277, $267 and $354 for the years ended December 31, 2005, 2004 and 2003.

Future minimum rent payments are as follows:

Year ending December 31:

2006	$144
2007	86
2008	68
2009	70
2010	73
Thereafter	112
Total	$553 ===

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

6.

LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004
9¼% Senior Notes due 2012	$100,000	$100,000
8⅝% Senior Subordinated Notes due 2011	150,000	150,000

Term loan facility, payable to a consortium of banks, with interest of 6.99% at December 31, 2005 and 4.548% at December 31, 2004. Due on December 31, 2009.	132,000	153,000

Total	$382,000 =======	$403,000 =======

In conjunction with the recapitalization on June 13, 2003, the Company issued $150,000 of 8 5/8% Senior Subordinated Notes due 2011.  Net of fees and expenses, the issuance generated cash proceeds of $141,442.  These proceeds, along with the proceeds from a new senior credit facility with a tranche B term loan of $160,000 and cash on hand were used to retire the existing $50,000 Term Loan A and the $160,000 Term Loan B.  As part of the recapitalization in 2003 the Company made distributions of approximately $128,300 to equity holders.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 tranche B term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  The tranche B term loan required annual principal reductions of $1,600 and the balance was due at maturity on December 31, 2008.  The line of credit replaced the existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%.  There were no borrowings outstanding on the revolving lines of credit at December 31, 2005 or 2004.

In conjunction with the previous credit facility, the Company entered into an interest rate swap agreement on October 4, 2002 that effectively converted a portion of the interest on the Term A and B loans to a fixed rate of 6.17%.  In accordance with FAS 133- Accounting for Derivative Instruments and Hedging Activities, the Company has classified this interest rate swap agreement as a cash flow hedge.  On June 18, 2003, in conjunction with the recapitalization, the Company paid approximately $2,900 to terminate this interest rate swap agreement which is presented within interest expense on the accompanying consolidated statement of operations.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement.  Prior to the refinancing, the Company made a principal payment of $8,600 thereby reducing the outstanding principal balance.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

In October 2004, the Company completed a recapitalization in which the Company issued and sold $100,000 of 9¼% senior notes due 2012.  In connection with the recapitalization, the Company amended the senior credit facility by replacing the exiting tranche C term loan with a tranche D term loan to borrow an additional $23,000.  As part of the recapitalization in 2004 the Company made distributions of approximately $124,000 to its members.

The fair value of the Company’s debt obligations was approximately $383,875 and $413,750 as of December 31, 2005 and 2004, respectively.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract.  Other restrictive covenants include leverage restrictions and interest coverage.  At December 31, 2005 and 2004, the Company was in compliance with all restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009…………………………………………..	$132,000
2011…………………………………………..	150,000
2012…………………………………………..	100,000

Total	$382,000 =======

7.        RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone.  The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were approximately $1,112, $1,229 and $1,375 for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services.  Total gross fees for such services were $4,933, $4,985 and $5,104 for the years ended December 31, 2005, 2004 and 2003, respectively, which had related pass through expenses of $3,334, $3,328, and $3,456 for the years ended December 31, 2005, 2004 and 2003, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement.  Total fees for such services were approximately $2,000, $2,000 and $1,300 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.

401(k) PLAN

The Company has established a 401(k) plan.  Employees who are at least 21 years old are eligible for participation.  Employees may contribute a portion of their annual compensation to the plan subject  to Internal Revenue Service limitations.  During the

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

years ended December 31, 2005, 2004 and 2003, the Company’s discretionary contributions to the 401(k) plan were approximately $75, $74 and $62, respectively.

9.

DESCRIPTION OF EQUITY UNITS

General-There are three classes of units of CBD Holdings: Class A units, Class B units and Class C units.  CBD Holdings initially issued 504,062 Class A units, 470,938 Class B  units, and 23,570 units Class C units.  CBD Holdings has the rights to issue additional Class A units, Class B units and/or Class C units and to issue new classes of units in the discretion of the Board of Directors, and the Board of Directors shall have the right to adjust Percentage Interests, as defined, to reflect issuances, repurchases, and transfers of units.  Upon a change of control CBD Holdings may, at its option, repurchase the Class C units at their then fair value.  During 2003 in connection with the Company’s recapitalization, 196,072 Class B units were cancelled and 806 Class C units were issued.  In 2004, 330 Class C units were forfeited.

Voting-Unless otherwise stated in the CBD Media Holdings LLC Agreement (“LLC Agreement”), whenever the vote, consent or approval of a group of members is required, such vote, consent or approval shall be by greater than fifty percent (50%) of such members.

The holders of Class A units are entitled to one vote per Class A unit, except for units held by Cincinnati Bell Inc. Holdings, a Delaware corporation which are not entitled to vote.  The holders of Class B units are entitled to one vote per Class B unit, except for the units held by Cincinnati Bell Inc. Holdings which are not entitled to vote.  The holders of the Class C units shall not be entitled to any vote with respect to their Class C units.

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

Transfer Restriction-There are a number of restrictions upon the transfer of the units that are contained in the LLC Agreement.  Except for “permitted transfers”, which is expressly defined in the LLC Agreement, no member may transfer all or a portion of its units unless approved by a majority vote of the voting members.  In addition, the LLC Agreement grants “tag-along” rights to the members (other then CBD Investor, Inc.) and “drag-along” rights to (i) the voting members of the Company who desire to sell some or all of their units and (ii) the shareholders of CBD Investor, Inc.

Cash Flow Distributions-Cash Flow, as defined in the LLC Agreement, is paid first to Class C and Class A members in accordance with the LLC Agreement, and thereafter, any remaining Cash Flow is distributed to the members in accordance with the LLC Agreement as amended.  Specifically, a percentage of such Cash Flow equal to the Class A Percentage is distributed to the Class A members in proportion to their respective accrued and unpaid Preferred Dividends, if any, until the aggregate cumulative distributions made (A) to the Class A members are equal to their respective accrued and unpaid Preferred Dividends, and (B) to the Class C members are made equal to the cumulative distributions made to the Class A members under clause (A) above multiplied by a fraction the numerator of which is the Class C Percentage and the denominator of which is the Class A Percentage.  The term “Preferred Dividend” means, with respect to the Class A units held by each Class A member only, a cumulative amount calculated like simple interest (non-compounded) at a rate equal to seven and 5/10ths percent (7.5%) per annum on the Members’ Equity Contribution Account, as defined.  In addition, in the event cash distributions are not sufficient to cover the unitholder’s Excess Tax liability, as defined, CBD Holdings is obligated to pay tax distributions.

Distributions Upon Liquidation-In the event the Liquidation of the Company, as defined in the LLC Agreement, the assets will be liquidated as promptly as consistent with obtaining a fair value therefore, and the proceeds will be applied and distributed by the Company in the following order: (i) first, to creditors of the Company, including, without limitation, any members that are creditors, all in the order of priority as provided by law, (ii) second, to establishing any reserves for any contingent, conditional

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

or unmatured liabilities or obligation of the Company, and (iii) thereafter, to the members, all in accordance with the LLC Agreement.

10.

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

Subsequent to the vesting period, any transfer or sale of the Class C units is subject to the approval of the majority owners of CBD Holdings.  Management believes that the restrictions on liquidation and lack of voting rights make the Class C units subordinate to the other classes of unit holders in CBD Holdings.  Therefore, this arrangement is consistent with the definition of junior stock and is accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38-Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock.  Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38.  A measurement date will be reached when the restrictions on the Class C units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Holdings.  At the measurement date, the Company will recognize compensation expense equal to the fair value of the Class C units on that date.

In connection with the recapitalization in June 2003, CBD Investor, Inc. (parent of CBD Holdings) established an incentive compensation program for the Company’s employees who hold the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.  This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events.  Additionally, in order for any incentive amount to be payable, the aggregate value of the Class C units at such event must equal or exceed $8,600 but not exceed $13,250.  If the total value of the Class C units at the time of such event exceeds $13,250, then no incentive amount is payable.  The incentive amount will be paid upon the occurrence of a qualifying event and charged to expense when the incentive payment becomes probable and in accordance with the remaining vesting period.

In April 2005 and 2004, the holders of the Class C units received aggregate tax distributions from the Company of approximately $36 and $1,555, respectively.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In October 2005, CBD paid $438 or approximately one-third of the remaining $1,315 to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the years ended December 31, 2005 and 2004 was approximately $730 and $134, respectively.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

11.

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

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005, 2004 and 2003.  The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries.  Separate financial statements for CBD Holdings are not presented based on management’s determination that they do not provide additional information that is material to investors.

	CBD Holdings	Restricted Subsidiaries	Eliminations	2005 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2003 Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$889	$11,768		$12,657	$1,316	$13,680		$14,996		$22,466		$22,466
Accounts receivable (net)		4,972		4,972		6,843		6,843		7,020		7,020
Deferred directory costs.		13,218		13,218		12,201		12,201		12,350		12,350
Prepaid expenses and other
current assets		438		438		354		354		547		547
Related party receivable	_______	1,165	___________	1,165	_______	1,209	___________	1,209	_______	1,000	___________	1,000
Total current assets	889	31,561		32,450	1,316	34,287		35,603		43,383		43,383
ADVANCE TO PARENT						3,188	$(3,188)
PROPERTY AND EQUIPMENT
(NET)		194		194		118		118		75		75
DEBT ISSUANCE COSTS
(NET)	3,154	7,080		10,234	3,506	8,616		12,122		9,244		9,244
INVESTMENT IN SUBSIDIARY									$15,557		$(15,557)
GOODWILL		27,115		27,115		28,299		28,299		28,299		28,299
INTANGIBLE ASSETS (NET)	_______	210,031	___________	210,031	_______	235,153	___________	235,153	_______	260,921	___________	260,921
TOTAL ASSETS	$4,043	$275,981	$ -	$280,024	$4,822	$309,661	$(3,188)	$311,295	$15,557	$341,922	$(15,557)	$341,922

LIABILITIES AND MEMBERS’
CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt										$1,000		$1,000
Accounts payable		$864		$864		$1,369		$1,369		1,045		1,045
Accrued liabilities	$4,265	4,377		8,642	$1,670	5,848		7,518		6,878		6,878
Deferred revenue		7,468		7,468		7,481		7,481		6,900		6,900
Other current liabilities		634		634		634		634		659		659
Related party payable	_______	142	___________	142	3,188	665	$(3,188)	665	_______	190	___________	190

Total current liabilities	4,265	13,485		17,750	4,858	15,997	(3,188)	17,667		16,672		16,672
LONG-TERM DEBT	100,000	282,000		382,000	100,000	303,000		403,000		307,600		307,600
OTHER LONG-TERM
LIABILITIES		1,050		1,050		1,584		1,584		2,093		2,093
EXCESS DISTRIBUTIONS FROM
SUBSIDIARY	20,554	__________	$(20,554)	-	10,920	____________	(10,920)	___________	_______	____________	___________	___________
Total liabilities	124,819	296,535	(20,554)	400,800	115,778	320,581	(14,108)	422,251	-	326,365	-	326,365
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital									$11,673	11,673	$(11,673)	11,673
Retained earnings (deficit)	(120,776)	(20,554)	20,554	(120,776)	(110,956)	(10,920)	10,920	(110,956)	3,884	3,884	(3,884)	3,884
Total members’ capital (deficit)	(120,776)	(20,554)	20,554	(120,776)	(110,956)	(10,920)	10,920	(110,956)	15,557	15,557	(15,557)	15,557
TOTAL LIABILITIES AND
MEMBERS’ CAPITAL
(DEFICIT)	$4,043	$275,981	$ -	$280,024	$4,822	$309,661	$(3,188)	$311,295	$15,557	$341,922	$(15,557)	$341,922

	CBD Holdings	Restricted Subsidiaries	Eliminations	2005 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2003 Consolidated

NET REVENUE		$86,792		$86,792		$87,654		$87,654		$86,285		$86,285
COST OF REVENUE		32,671		32,671		34,617		34,617		33,409		33,409
AMORTIZATION AND
DEPRECIATION		25,180		25,180		25,798		25,798		26,532		26,532
GENERAL AND
ADMINISTRATIVE EXPENSES	$13	4,522	__________	4,535	$3	7,278	__________	7,281	_______	3,749	__________	3,749
OPERATING INCOME (LOSS)	(13)	24,419		24,406	(3)	19,961		19,958		22,595		22,595
OTHER (INCOME) EXPENSES:
Interest expense	9,735	23,083		32,818	1,755	20,101		21,856		25,549		25,549
Interest income	(11)	(49)		(60)	(2)	(60)		(62)		(208)		(208)
Earnings in subsidiary	(1,385)	__________	$1,385	___________	80	____________	$(80)	___________	$2,746	__________	$(2,746)	___________
Total other (income) expenses	8,339	23,034	1,385	32,758	1,833	20,041	(80)	21,794	2,746	25,341	(2,746)	25,341

NET INCOME (LOSS)	$(8,352)	$1,385	$(1,385)	$(8,352)	$(1,836)	$(80)	$80	$(1,836)	$(2,746)	$(2,746)	$2,746	$(2,746)

	CBD Holdings	Restricted Subsidiaries	Eliminations	2005 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2003 Consolidated
CASH FLOWS FROM
OPERATING ACTIVITES:
Net income (loss)	$(8,352)	$1,385	$(1,385)	$(8,352)	$(1,836)	$(80)	$80	$(1,836)	$(2,746)	$(2,746)	$2,746	$(2,746)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities: Depreciation and Amortization		25,180		25,180		25,798		25,798		26,532		26,532
Subsidiary earnings	(1,385)		1,385		80		(80)		2,746		(2,746)
Amortization of debt issuance costs	486	1,536		2,022	84	1,482		1,566		1,259		1,259
Write-off of debt issuance costs										4,885		4,885
Changes in certain working capital accounts: Accounts receivable		1,915		1,915		(31)		(31)		(655)		(655)
Prepaid expenses and other assets		(84)		(84)		193		193		(122)		(122)
Deferred directory costs		(1,017)		(1,017)		149		149		(212)		(212)
Accounts payable		(1,028)		(1,028)		798		798		253		253
Accrued liabilities	2,595	(288)		2,307	1,670	(1,030)		640		(1,235)		(1,235)
Deferred revenue		(13)		(13)		582		582		280		280
Other	________	(534)	____________	(534)	________	(534)	___________	(534)	__________	(198)	___________	(198)
Net cash provided by Operating activities	(6,656)	27,052	-	20,396	(2)	27,327	-	27,325	-	28,041	-	28,041
CASH FLOWS FROM INVESTING ACTIVITIES: Capital expenditures	________	(133)	____________	(133)	________	(74)	__________	(74)	__________	(48)	___________	(48)
Net cash used in investing activities	________	(133)	____________	(133)	________	(74)	__________	(74)	__________	(48)	___________	(48)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances					3,188	(3,188)
Member contributions		474	(474)			2,881	(2,881)			1,000		1,000
Distributions to Members	(1,942)		474	(1,468)	(127,558)		2,881	(124,677)	(128,290)			(128,290)
Intercompany distributions received (paid)	8,305	(8,305)			29,278	(29,278)			128,290	(128,290)
Debt issuance costs	(134)			(134)	(3,590)	(854)		(4,444)		(10,050)		(10,050)
Proceeds from borrowings					100,000	23,000		123,000		310,000		310,000
Payments on borrowings	________	(21,000)	____________	(21,000)	________	(28,600)	___________	(28,600)	__________	(211,400)	___________	(211,400)
Net cash provided by (used in) financing activities	6,229	(28,831)	____________	(22,602)	1,318	(36,039)	___________	(34,721)	__________	(38,740)	___________	(38,740)
NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS	(427)	(1,912)		(2,339)	1,316	(8,786)		(7,470)		(10,747)		(10,747)
CASH AND CASH
EQUIVALENTS:
Beginning of period	1,316	13,680	____________	14,996	________	22,466	___________	22,466	__________	33,213	___________	33,213
End of period	$889	$11,768		$12,657	$1,316	$13,680		$14,996		$22,466		$22,466
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including
interest rate swap)	$6,655	$22,548		$29,203		$18,843		$18,843		$19,360		$19,360
Cash paid for income taxes		$20		$20		$60		$60
Advance to parent converted to distribution	$3,188	$3,188
Purchase adjustments to accrued liabilities and goodwill		$1,184		$1,184

12.

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Net revenue	$21,887	$22,741	$21,057	$21,107	$86,792
Cost of revenue	7,978	8,343	7,843	8,507	32,671
Amortization & depreciation	6,293	6,295	6,296	6,296	25,180
General & administrative expenses	1,150	1,197	1,096	1,092	4,535

Operating income	6,466	6,906	5,822	5,212	24,406
Other expenses	7,997	8,183	8,266	8,312	32,758

Net income (loss)	$ (1,531)	$ (1,277)	$ (2,444)	$ (3,100)	$(8,352)

2004
Net revenue	$21,748	$22,860	$21,746	$21,300	$87,654
Cost of revenue	7,930	9,017	8,123	9,547	34,617
Amortization & depreciation	6,449	6,449	6,449	6,451	25,798
General & administrative expenses	1,131	2,098	2,176	1,876	7,281

Operating income	6,238	5,296	4,998	3,426	19,958
Other expenses	5,048	4,970	4,723	7,053	21,794

Net income (loss)	$ 1,190	$ 326	$ 275	$ (3,627)	$ (1,836)

CBD MEDIA HOLDINGS LLC

Exhibit 12.1

Ratio of Earnings to Fixed Charges

	Predecessor		CBD Media Holdings LLC
	Year Ended December 31,	Period from January 1, 2002 to March 7,	Period from March 8, 2002 to Dec. 31,	Year Ended December 31,
	2001	2002	2002	2003	2004	2005
	(Dollars in thousands)			(Dollars in thousands)
EARNING AS DEFINED:
Earnings (loss) from operations before income taxes……………….	$32,845	$4,965	$6,630	$(2,746)	$(1,836)	$(8,352)
Fixed charges………………………...	237	31	10,597	25,638	21,927	32,871
Earnings as defined………………….	$33,082	$4,996	$17,227	$22,892	$20,091	$24,519
FIXED CHARGES AS DEFINED:
Interest expense, including amortization of the debt issue costs	$69	$16	$10,545	$25,549	$21,856	$32,818
Portion of rental expense representative of the interest factor	168	15	52	89	71	53
Fixed charges as defined…………….	$237	$31	$10,597	$25,638	$21,927	$32,871
RATIO OF EARNINGS TO FIXED CHARGES………………………..	139.6	161.2	1.6	0.9	0.9	0.7
ADDITIONAL INCOME REQUIRED TO MEET A 1.0 RATIO…………………………….	N/A	N/A	N/A	$2,746	$1,836	$8,352

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas A. Myers, Chief Executive Officer of CBD Media Holdings LLC certify that:

1.	I have reviewed this annual report on Form 10-K of CBD Media Holdings LLC;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 31, 2006

	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John P. Schwing, Chief Financial Officer of CBD Media Holdings LLC certify that:

1.	I have reviewed this annual report on Form 10-K of CBD Media Holdings LLC;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 31, 2006

	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media Holdings LLC hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the annual report on Form 10-K of CBD Media Holdings LLC for the period ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media Holdings LLC

Date: March 31, 2006

	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: March 31, 2006

	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request