Form 10-K
period 2006-12-31
CBD Media Holdings LLC
filed 2007-03-19
CIK 1290719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-121185

CBD MEDIA HOLDINGS LLC

(Exact name of registrant as specified in its charter)

DELAWARE	03-0395275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

CBD MEDIA HOLDINGS LLC
FORM 10-K
TABLE OF CONTENTS

PART I

This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for CBD Media Holdings LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere throughout this Annual Report.

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

ITEM 1. BUSINESS

Recent Development

On December 12, 2006, Local Insight Media, LLC (“Local Insight”) and CBD Media announced the execution of a definitive agreement to combine their businesses.

Under the agreement, 100% of the membership interest of CBD Holdings will be contributed to Local Insight.  CBD Holdings is owned by affiliates of Spectrum Equity Investors (“Spectrum”), an affiliate of Cincinnati Bell Inc. and members of CBD Media’s management.  Local Insight is a portfolio company of Welsh, Carson, Anderson & Stowe (“WCAS”).  Upon consummation of the transaction, WCAS will own a majority of Local Insight and the current owners of CBD Media Holdings will retain a minority stake of approximately 29%.  The combined company will have consolidated annual revenues in excess of $225 million.

Upon closing, CBD Media, the leading publisher of print and online directories in the Greater Cincinnati area, will be operated as a wholly owned, indirect subsidiary of Local Insight.  CBD Media will continue to publish print directories under the Cincinnati Bell Yellow Pages brand and offer online search services at www.CincinnatiBellYellowPages.com.

The transaction, which is subject to regulatory approval and other closing conditions, is expected to close in the first quarter of 2007.

CBD Media

We are the ninth largest directory publisher in the United States based on 2006 revenue. We are the exclusive directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd  largest metropolitan area in the country according to the 2000 U.S. Census. We believe our directories captured an 86% share of the 2006 total directory advertising spending in the Cincinnati-Hamilton metropolitan area. In 2006, we published fifteen yellow pages directories and distributed 2.4 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed 1.0 million copies in 2006. We generate our revenues primarily through the sale of advertising, and in 2006 had over 16,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,200 national advertisers. For the twelve months ended December 31, 2006, our revenue was $86.5 million.  All measures of profits and total assets for CBD Media Holdings may be found in the Company’s financial statements included in this Form 10-K.  The Index to Financial Statements is located on page F-1.

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

The U.S. directory advertising industry has experienced stable and consistent revenue growth, with revenues for the industry increasing from approximately $5.8 billion in 1985 to approximately $15.8 billion in 2005, representing a compounded annual growth rate of approximately 5.1% for the period. We believe that print directories are, in many cases, the primary forms of advertising used by small and medium-sized businesses and are one of the most resilient forms of advertising in economic downturns. In addition, we believe that the annual publication cycle and the priority placement given to existing advertisers result in high customer retention rates by directory publishers even during poor economic times. During the last two recessions beginning in 1991 and 2001, the U.S. directory advertising industry experienced positive growth in spending, while other major forms of advertising media, including radio, television and newspaper, experienced spending declines.

Competitive Strengths

Dominant local market position.    We have superior printed directory usage and possession statistics in the Cincinnati-Hamilton metropolitan area. According to a 2006 study prepared for us by the University of Cincinnati, we are the preferred yellow pages directory of 90% of the population of the Greater Cincinnati metropolitan area and have residential and business possession rates of 94%. We believe these usage statistics are, in part, responsible for our high advertiser satisfaction rates (5 year average of 68.2% - top 2 boxes of “Excellent/Very Good”), as well as our average local advertiser retention rate of over 83.6% in the last five years, which we believe is the highest in our market and compares favorably to other directories published under the local exchange carrier brand nationwide. We expect that Cincinnati Bell Telephone’s established market position and strong brand name will allow us to sustain our market share, maintain high usage trends for our directories and attract additional high-quality advertisers in the future.

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

Strong financial profile.    Our business has been characterized by consistent revenue growth and high operating margins. Our revenue has increased since 1993, from approximately $58.7 million in 1993 to approximately $86.5 million in 2006, resulting in a compounded annual growth rate of approximately 3%. The stability of our financial results is driven by (i) our directory advertising sales, which are presold through one-year contracts typically paid on a monthly basis; (ii) our collection rate during the year ended December 31, 2006 of approximately 95% of gross accounts receivable, which we believe compares favorably to the collection rates of both other directories published under the local exchange carrier brand and independent directory publishers; (iii) our high advertising retention rates from existing customers, which have averaged over 80% over the last five years; and (iv) the fact that 85% of our operating expenses are tied to contracts with strategic partners and tend to be correlated with our revenue.

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

Attractive market demographics.    We believe that the Cincinnati-Hamilton metropolitan area has a growing economy, a stable base of employment and a high percentage of service-based businesses. We believe service-based businesses, as an industry group, are more favorably disposed to advertise in yellow pages directories. Economic growth in the Cincinnati-Hamilton metropolitan area tends to follow national averages very well but has been slower to rebound in this business cycle.  Local Gross Regional Product (GRP) is estimated to be 3.4% in 2006 compared to a 3.7% increase in real Gross Domestic Product (GDP).  The 2006 unemployment rate for the Cincinnati-Hamilton metropolitan area is estimated at 5.2%, slightly above the projected national unemployment rate of 4.7%.  Business services employment has seen the strongest growth, rising to more than 7%.  In addition, the Cincinnati area boasts a top ten ranking in number of Fortune 500 firms per million residents.

Diverse customer base.    We have a large, diversified yellow pages customer base. In 2006, we served more than 16,000 local and approximately 1,200 national advertisers through our fifteen yellow pages directories. We believe that the significance of the directory advertising medium to these customers, along with the diversity of our customer base, mitigates the effect of downturns in the economy or any individual sector of the economy on our business as our operations are not dependent on any one particular advertiser or industry segment. In 2006, no single advertiser represented more than 0.6% of our revenue and our largest topical directory heading accounted for only 6.3% of our total revenue. In addition, in 2006, our top ten topical directory headings accounted for approximately 27% of total revenue.

Significant value for our target advertisers.    We believe that directory advertising provides significant value to our customers and a value greater than that created by advertising in most other major forms of media. The 2.4 million yellow pages directories that were distributed to businesses and residences in 2006 represent a broad spectrum of potential users and, in turn, offer our advertisers significant local reach. Directory advertising is also directional in nature, which means consumers typically use directories immediately before making a purchase, creating a meaningful value for advertisers in the directory. As a result, according to CRM Associates, it was estimated that in 2002 directory advertising produced a higher median return on investment ($51 for every $1 spent) than advertising in most other major forms of media, including newspapers ($34), radio ($19), magazines ($17) and television ($10).

Experienced management team.    Our current management team has over 50 years combined experience with our business, with an average of approximately fourteen years of experience each. Our President and Chief Executive Officer, Douglas A. Myers, has worked at our business for the past eighteen years in a variety of positions prior to being appointed to his current role in 1999. John P. Schwing, our Chief Financial Officer, and David D. Miller, our Vice President of Sales and Operations, have served in senior management roles with us for the past thirteen and seventeen years, respectively. The senior management’s relationships with the strategic partners involved in CBD Media’s operations are well-established and long-standing. In addition, each member of our senior management has an equity interest in our business.

Business Strategy

Increase revenue from existing local customer base.    We have historically achieved annual revenue growth by selling additional advertising or services to our existing local customer base of more than 16,000 local customers, comprised primarily of small to medium-sized service businesses. By offering a larger ad display, color text instead of black and white, improved display placement under a heading, a wide variety of specialty product offerings such as directory spine and back-cover advertising, and a full-array of Internet Yellow Pages offerings we have been successful in generating higher average revenue per customer over time, the key focus of our sales force.

Expand product offerings and value-added services.    We provide small and medium-sized businesses with a fully-integrated solution for their directory advertising needs. For many of our local advertisers, printed yellow pages advertising has historically been their primary or only means of advertising. Only 39% of our print customers currently advertise using our internet directory advertising site, cincinnatibellyellowpages.com. We have fully integrated this website in our local sales channel and have begun providing a bundled advertising product consisting of print and internet advertising to our customers. We believe that as the percentage of our customer base using our internet directory advertising products increases, we will be able to generate incremental revenue from these products. We are introducing additional advertising opportunities in our print directory product, such as the “Companion” directory, which we expect will also allow us to generate additional incremental revenue from our customer base.

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

Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the internet, billboards and direct mail. The entire U.S. advertising market was estimated to be $197.2 billion in 2005, with directory advertising capturing an approximate 8.0% share of the advertising market. Unlike other forms of advertising, directory advertising is characterized as primarily directional advertising (which refers to advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service). Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of regional Bell operating companies, or RBOCs, and other incumbent local telephone companies.

Directory advertising market size

It is estimated that the U.S. directory advertising industry (Print and On-line Yellow Pages) generated sales of approximately $15.8 billion in 2005. The industry is characterized by steady and consistent growth with advertising spending increasing at a 2.8%, 4.9% and 3.9% compounded annual growth rate over the last five, ten and fifteen years, respectively. The following chart depicts the estimated size and growth of the U.S. directory advertising industry since 1985:

U.S. directory advertising: 1985 - 2005

Year	Growth	Spending
	(Dollars in billions)

1985………………………......	—	$5.8
1986………………………......	12.1%	6.5
1987………………………......	12.3	7.3
1988………………………......	6.6	7.8
1989………………………......	7.1	8.3
1990………………………......	7.2	8.9
1991………………………......	2.9	9.2
1992………………………......	1.5	9.3
1993………………………......	2.1	9.5
1994………………………......	3.2	9.8
1995………………………......	4.6	10.2
1996………………………......	4.8	10.7
1997………………………......	5.8	11.4
1998………………………......	6.5	12.1
1999………………………......	9.1	13.2*
2000………………………......	6.8	14.1*
2001………………………......	5.4	14.9*
2002………………………......	1.0	15.1*
2003………………………......	(0.1)	15.0*
2004…………………………..	2.7	15.4*
2005…………………………..	2.3	15.8*

Source: Veronis Suhler Stevenson, Communications Industry Forecasts, July 1997 and 2006 editions.

*Reported Yellow Pages Advertising revenue includes revenue from Publisher’s Print and Internet yellow pages operations, and other Pure Play Internet yellow pages.

Local versus national advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising spending. As shown in the table below, in 2005, local directory advertising (including internet advertising by local customers) constituted approximately 82.7% of total spending for the U.S. directory advertising industry. This is consistent with our experience, where for the period from January 1, 2006 to December 31, 2006, local advertising (including internet advertising by local customers) accounted for 83.9% of our total revenue.

Local versus national U.S. directory advertising: 2000 - 2005

	2000	% of total	2001	% of total	2002	% of total	2003	% of total	2004	% of total	2005	% of total	CAGR ‘00-‘05
	(Dollars in billions)
Local	$11.8	84.1%	$12.4	84.1%	$12.4	83.6%	$12.3	83.0%	$12.5	80.0%	$12.8	82.7%
% growth yearly	6.9		5.5%		0.3%		(1.5%)		2.0%		2.1%		1.6%
National	$2.2	15.9%	$2.4	15.9%	$2.4	16.4%	$2.5	17.0%	$2.6	20.0%	$2.6	17.3%
% growth yearly	7.7%		5.4%		3.4%		3.0%		4.2%		2.4%		3.4%

Total	$14.0	100.0%	$14.8	100.0%	$14.8	100.0%	$14.8	100.0%	$15.1	100.0%	$15.4	100.0%	1.9%
% growth yearly	7.0%		5.4%		0.8%		(0.8%)		2.4%		2.1%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2006.

(1) Includes the directory advertising revenues of Directory Publishers’ Print and Internet operations (excludes Pure-Play Internet Yellow Pages).

Competition within the industry

Presently, the industry can be divided into two major groups of directory advertising publishers: the directory businesses of RBOCs and other incumbent local telephone companies such as Cincinnati Bell Telephone, referred to as Incumbent Publishers, and independent publishers such as TransWestern Publishing Company LLC, and the U.S. business of Yell Group Ltd. and McLeodUSA Media Group Inc. (which has been acquired by Yell Group Ltd.), referred to as Independent Publishers. Fueled by the Telecommunications Act of 1996, which assured access to telephone subscriber listings at nominal rates, and significant private equity investment, Independent Publishers have begun to consolidate and increase their market share. As shown in the table below, the Independent Publishers’ revenues have increased over the last five years, yet the Incumbent Publishers remain the dominant players, with an estimated 80% share of total 2005 revenue for the U.S. directory advertising industry.

U.S. directory market share: 2000 – 2005

	2000	% of total	2001	% of total	2002	% of total	2003	% of total	2004	% of total	2005	% of total
	(Dollars in billions)
Incumbent publishers (1)	$12.3	87.9%	$12.9	87.2%	$12.8	86.1%	$12.4	84.0%	$12.4	81.9%	$12.3
% growth yearly	4.9%		4.6%		(0.6%)		(3.2%)		(0.1%)		(0.3%)	80.0%
Independent publishers	$1.7	12.1%	$1.9	12.8%	$2.0	13.9%	$2.4	16.0%	$2.7	18.1%	$3.1
% growth yearly	25.2%		12.0%		10.0%		14.1%		15.4%		13.4%	20.0%

Total	$14.0	100.0%	$14.8	100.0%	$14.8	100.0%	$14.8	100.0%	$15.1	100.0%	$15.4	100.0%
% growth yearly	7.0%		5.4%		0.8%		(0.8%)		2.4%		2.1%

__________

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2006.

(1) Includes the directory advertising revenues of Directory Publishers’ Print and Internet operations (excludes Pure-Play Internet Yellow Pages).

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

Advertising spending by media category: 1990 - 2005

Year	U.S. Directories(2)	Spending Growth	Television(1)	Spending Growth	Broadcast & Satellite Radio	Spending Growth	Newspaper	Spending Growth
	(Dollars in billions)
1990…………………	$8.9	—	$29.2	—	$8.7	—	$35.6	—
1991…………………	9.2	2.9%	28.3	(2.8)%	8.5	(2.9)%	33.6	(5.7)%
1992…………………	9.3	1.5	30.5	7.8	8.7	2.1	33.9	1.0
1993…………………	9.5	2.1	31.9	4.4	9.5	9.3	35.4	4.4
1994…………………	9.8	3.2	35.7	12.0	10.5	11.3	38.1	7.7
1995…………………	10.2	4.6	37.6	5.1	11.3	7.5	40.3	5.7
1996…………………	10.7	4.8	40.7	8.4	12.3	8.4	42.6	5.8
1997…………………	11.4	5.8	42.8	5.0	13.5	10.0	46.3	8.6
1998…………………	12.1	6.5	46.4	8.6	15.4	14.0	49.3	6.5
1999…………………	13.2	9.1	49.4	6.3	17.7	14.6	50.7	2.8
2000…………………	14.1	6.8	56.2	13.8	19.8	12.1	53.4	5.3
2001…………………	14.9	5.4	50.9	(9.5)	18.4	(7.3)	49.1	(8.0)
2002…………………	15.1	1.0	54.7	7.6	19.4	5.7	49.1	0.1
2003…………………	15.0	(0.1)	55.9	2.1	19.6	1.0	50.1	2.1
2004…………………	15.4	2.7	62.1	11.2	20.3	3.1	52.2	4.0
2005…………………	15.8	2.3	65.0	____	20.9	2.8	53.1	1.7
‘00-’05 CAGR		2.3%		3.0%		1.0%		(0.1)%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2005.

(1)

Includes broadcast television and cable and satellite television; excludes barter syndication.

(2)

Includes Publisher’s Print and Internet Yellow Pages revenue, as well as Pure Play Internet Yellow Pages revenue for 1999 through 2005.

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

Long-term growth rates for the U.S. directory advertising industry also compare favorably to most other major media categories with a compounded annual growth rate of 2.3% from 2000 to 2005 versus a 1.4% average compounded annual growth rate during the same period for an aggregate of major forms of media consisting of newspaper, radio and television. According to CRM Associates, it was estimated that in 2002, directory advertising for the top 135 topical directory headings generated a median return on investment of $51 for every $1 spent, as compared to a median return on investment of $34 for newspapers, $19 for radio and $10 for television.

The Internet

Most major directory publishers, including us, operate an internet-based directory business, or IYP. The U.S. internet yellow pages market represented a small, but growing segment of the total U.S. directory advertising market in 2001 with total revenue of approximately $263 million, and was estimated to grow to $966 million in 2005.  The internet yellow pages that have succeeded in generating advertising revenue have generally been captive ventures of incumbent print directory publishers or have established sales relationships with incumbent directory publishers. Industry sources estimate that 64% of 2005 IYP revenues were generated by print publishers sales operations. Publishers have increasingly bundled online advertising with their traditional print offerings while applying some notional value to the online product. We expect IYP usage to continue to steadily grow in support of overall directory usage.

Markets and Directories

In 2006, we published sixteen directories, including yellow pages, white pages and other specialty directories, and distributed approximately 3.4 million copies, including 2.4 million yellow pages and 1.0 million white pages directories, to businesses and residences primarily in the Cincinnati-Hamilton metropolitan area, which includes local communities and counties surrounding Cincinnati and Northern Kentucky. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies. The following table shows yellow pages directory services revenue and other data for the year ended December 31, 2006 for our directories in each area in which we operate:

Directory	Directory Services Revenue(1)	Percentage of Directory Services Revenue(1)	Total Circulation(2)
	(in thousands)
Greater Cincinnati…………………………….	$46,617	58.3%	780,000
Northern Kentucky……………………………	11,045	13.8	203,000
Butler County…………………………………	7,604	9.5	157,000
Clermont County……………………………...	5,398	6.8	116,000
Warren County………………………………..	2,070	2.6	135,000
The Work Book (b2b)……………………….	3,627	4.5	302,000*
GGP/Harrison (2 directories)…………………	1,091	1.4	47,000
Neighborhood YPs (7 directories)……………	2,517	3.1	695,000

TOTAL	$76,969 ======	100% =====	2,435,000 =======

*      Includes electronic distribution of network-based CD-ROM

(1)

Excludes non-print related directory services revenue and white pages, which represented less than 1% of directory services revenue and included a total circulation of 1,029,000

(2)

Circulation based on initial and planned secondary delivery over life of publication.

Products

Our main product is printed directories, which generated approximately 92.5% of our total revenue for the year ended December 31, 2006. We also operate an internet-based directory, and offer audiotext and other direct marketing services.

Printed directories

In 2006, we published sixteen printed directories, consisting of:

•

Fourteen directories that contained a combination of yellow pages, business and/or residential white pages for the areas served, as well as display and other paid forms of advertisements;

•

One business-to-business directory (the Work Book) that contained yellow pages and business white page listings for select business-to-business and commercial businesses in the Cincinnati-Hamilton and Dayton regions, as well as display and other paid advertisements; and One directory that contained only white pages, listing the names, addresses and phone numbers of residences and businesses in the area served, as well as limited paid advertising.  This directory is a contractual obligation with Cincinnati Bell Telephone and does not contribute revenues or expenses to CBD Media, except for a fee charged to Cincinnati Bell Telephone for our service.

•

One directory that contained only white pages, listing the names, addresses and phone numbers of residences and businesses in the area served, as well as limited paid advertising.  This directory is a contractual obligation with Cincinnati Bell Telephone and does not contribute revenues or expenses to CBD Media except for a fee charged to Cincinnati Bell Telephone for our services.

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

For the year ended December 31, 2006, we derived approximately 92.5% of our total revenue from the sale of advertising in our yellow pages directories. A full range of paid advertising products are available in our yellow pages directories, as set forth below:

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

Internet-based directory and electronic products

Although we remain primarily focused on our printed directories, we also market an internet-based yellow pages directory (IYP), www.cincinnatibellyellowpages.com, to our advertisers. We believe that cincinnatibellyellowpages.com is the leading internet yellow pages directory in our market. For the year ended December 31, 2006, our internet-based directory services generated approximately 7.2% of our total revenue and had an average of 376,000 monthly yellow pages searches. All of the listings in our printed directories also appear in our internet-based directory, which is available to users at no additional charge to our advertisers. The content we create for our printed directories, which we also post on our website, as well as the unique content within our semi-custom websites, our packaging of search engine marketing programs, and traffic-generating distribution relationships makes us competitive on the internet.

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

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales business that requires both maintaining existing customers and developing new customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2006, we retained over 84.3% of our local advertisers from the previous year. We believe that this high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising.

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

L.M. Berry is compensated for its services on a commission basis, consisting of a base commission and incentive commission. In addition, we pay L.M. Berry an annual prepress fee. For the year ended December 31, 2006, we paid L.M. Berry approximately $15.2 million for its services to us. L.M. Berry’s performance is measured through a system of key performance indicators, which monitor our revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, we may terminate the agreement or L.M. Berry may earn additional compensation for exceeding performance levels. In addition, during the term and for one year following the expiration or termination of the agreement, L.M. Berry and its parent company, BellSouth Advertising and Publishing Company, and all of its majority owned subsidiaries may not compete with us in the service area covered by the agreement.

Billing and Collection Services

In connection with the purchase of the directory publishing assets of Cincinnati Bell Directory from Cincinnati Bell Inc., we entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell Inc. Pursuant to this billing and collections services operating agreement, Cincinnati Bell Telephone continues to bill and collect, on our behalf, amounts owed by our customers in connection with our directory services and sweeps cash to us on a daily basis. For customers for whom Cincinnati Bell Telephone is the provider of local telephone service, Cincinnati Bell Telephone bills the customer on the same billing statement that it bills the customer for its local telephone service. For the year ended December 31, 2006, we paid Cincinnati Bell Telephone approximately $1.0 million for its services to us. In addition, Cincinnati Bell Telephone has agreed not to provide similar services to any of our competitors during the term of the agreement. This billing arrangement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. Either party may also terminate this agreement if the other party commits a material breach that is not cured within sixty days of written notice of the breach. As part of the agreement, Cincinnati Bell Telephone also agreed to meet certain service level requirements with the goal of ensuring high quality service under objectively agreed upon standards. If Cincinnati Bell Telephone fails to meet these service level requirements, we may have the right to receive credits towards the fee payments that we owe under the agreement. Cincinnati Bell Telephone prepares a regular monthly report summarizing its collections and settlements effort and service performance, including service level requirement statistics.

Printing, Paper and Distribution

Quebecor Agreement

Quebecor World Directory Sales Corporation prints all of our directories. Our directories are typically printed two months before delivery. Our current contract with Quebecor began in January 1999 and expires on December 31, 2011, at which time the contract may be extended by mutual agreement for up to two additional years. Under the agreement, Quebecor provides us with printing services, including white pages and miscellaneous photocompilation, plating, presswork, binding and other services for each of our directories. Small size directories are produced by Quebecor in its Waukee, Iowa facility, while full to midsize directories and photo compilation are primarily manufactured at Quebecor’s Hazleton, Pennsylvania facility. Quebecor’s services are performed in accordance with specifications set forth in the agreement, which we may change upon written notice to Quebecor provided the changes do not materially adversely affect its business and we provide a reasonable time to effect the changes. We have the opportunity to access Quebecor’s facilities during work hours to review its quality systems and to make observations. Quebecor also agrees to host semi-annual sessions to target quality improvement. For the year ended December 31, 2006, we paid Quebecor approximately $7.4 million for its services to us. Quebecor agreed to indemnify us for third-party intellectual property infringement and certain other claims related to the printing services, including a certain amount of losses or expenses arising out of our customers’ claims of errors or omissions in the directories caused by Quebecor.

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

We reimburse DDA for direct expenses indicated in the agreement and pay DDA an additional annual fixed fee (negotiated at the beginning of each calendar year) for each metropolitan and suburban distribution. For the year ended December 31, 2006, we paid DDA $1.7 million for their services to us. To measure DDA’s performance and ensure that we receive quality service, we have established a system of performance measures, including delivery timing benchmarks, customer satisfaction, claimed possession, delivery quality and delivery packaging that are measured each year. Based on the results of these performance measures, we may grant DDA a contract extension, award it a bonus or terminate the agreement.

Customers

In 2006, more than 16,000 local businesses purchased advertising in our printed directories. Approximately 84% of our revenue for the year ended December 31, 2006 was generated by the sale of advertising in our printed directories to local businesses, which are generally small and medium-sized enterprises.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser.  The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results. The table below, which sets forth 2006 information relating to our largest directory headings, demonstrates the diversity of our customer base:

Directory heading	Percentage of total revenue	Number of advertisers
Attorneys……………………………………………………..	6.5%	531
Insurance……………………………………………………..	3.4	708
Physicians & Surgeons Guide………………………………..	3.3	572
Dentists……………………………………………………….	3.2	508
Storage………………………………………………………..	2.1	148
Physicians & Surgeons - MD………………………………...	2.0	522
Plumbing Contractors………………………………………...	1.9	228
Attorneys – Specialty Guide…………………………………	1.8	296
Veterinarians…………….…………………………………..	1.6	165
Roofing Contractors…..……………………………………..	1.5	154
Total………………………………………………………….	27.3% ====	3,832 ====

We enjoy high local advertiser retention rates. For the past five years, our average annual customer retention rate remained stable at approximately 84%, including the loss of advertisers as a result of business failures, which equaled approximately 4% in 2005. We believe this retention rate compares favorably to the retention rates of our competitors. The loss of advertisers was partially offset by the addition of new customers. Increases in total advertising spending and average dollars spent per advertisement also partially offset any net loss of advertisers.

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

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the internet, billboards, direct mail and other yellow pages directory publishers. In total, there are five directory publishers we compete against, and we estimate that we have the dominant market share with over 86% of the market revenue.  We compete with these publishers on value, quality, features, distribution and brand.  Additionally, a new competitor, Verizon Information Services (SuperPages brand), entered the Cincinnati marketplace in 2004.  Verizon published two directories in 2004 that overlay our coverage.  While we understand their interest in the Cincinnati market has been sold, we do not know the intentions of the new ownership.

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

Employees

As of December 31, 2006, we employed eleven full-time employees. We consider relations with our employees to be good.

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

Our combination with Local Insight may not achieve the benefits expected from the transaction, which may have a material adverse effect on our business.

Achieving the benefits of the transaction will depend in part on the successful integration of technology, operations, and personnel.  The integration of Local Insight and CBD Media will be a complex, time-consuming and expensive process and may disrupt both companies’ business if not completed in a timely and efficient manner.  The challenges and risks involved in this integration include the following:

•

Retaining relationships with existing customers and strategic partners and retaining and integrating management and other key employees of both Local Insight and CBD Media;

•

Combining product and service offerings effectively and quickly;

•

The potential disruption of our ongoing business and distraction of our management; and

•

Unanticipated expenses related to the integration.

The integration of the companies may not succeed in addressing these risks or any other problems encountered in connection with the transaction.  The integration process will be further complicated by the need to integrate widely dispersed operations, multiple offices and different corporate cultures.  It is not certain that we can be successfully integrated with Local Insight in a timely manner or at all or that any of the anticipated benefits will be realized.  Failure to do so could materially harm the combined company’s business and operating results.

Expenses related to the merger could adversely affect CBD Media and Local Insight's combined financial results.

Both we and Local Insight expect to incur significant direct transaction costs in connection with the transaction and additional costs related to the integration of the companies.  If the benefits of the transaction do not exceed the costs associated with the transaction, our financial results, including earnings per share, could be adversely affected, which may then prevent us from paying dividends to Local Insight.

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

We derive substantially all our revenues from the sale of advertising which is placed in our printed directories, our electronic directories on CD-ROM or on www.cincinnatibellyellowpages.com, our Internet-based directory.  In the Cincinnati-Hamilton metropolitan area, we compete with a number of independent directory publishers, including Yell Group plc.  Our Internet-based directory competes with other yellow pages publishers’ Internet-based directories, Internet portal sites providing classified directory information, such as Yahoo!, Google and America Online, with pure-play independent Internet-based yellow pages such as Switchboard.com and Yellowpages.com and with vertical players such as Citysearch.com and Zagat.com some of which have entered into affiliate agreements with other major directory publishers.  In the future, other directory publishers could elect to publish directories in the Cincinnati market and other competitors to our Internet-based directory could emerge.  We may not be able to compete effectively with any of our existing or future competitors, many of which will have greater resources than we do.  In addition, we also compete against other media, including newspapers, radio, television, the Internet, billboards and direct mail, for advertising, and we may not be able to compete successfully against these and other media for such advertising.

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

The principal raw material used in producing our printed directories is paper.  For the year ended December 31, 2006, paper costs comprised approximately 5.4% of our net revenue and 14.2% of our cost of revenue.  We obtain our supply of paper through Quebecor under our agreement with it for the printing and binding of our directories, although we retain the right to purchase paper from other providers.  Under the Quebecor agreement, we have the option to purchase paper at prevailing spot market prices or lock in a fixed price for a two-year period.  As of December 31, 2006 we had elected to purchase paper at prevailing spot market prices.  We do not engage in hedging activities to limit our exposure to paper price increases.  The price of paper may fluctuate significantly in the future.  Changes in the supply of, or demand for, paper could affect delivery times and prices.  We may not be able to continue to purchase paper at reasonable prices and any increases in the cost of paper may have a material adverse effect on our cost of revenue, results of operations and cash flows.

Our practice of extending credit to small and medium-sized businesses may result in sales adjustments and could have a material adverse effect on our financial position, results of operations and cash flows.

For the year ended December 31, 2006, approximately 84% of our net revenue was generated through the sale of advertising to local businesses, which are generally small and medium-sized businesses.  In the ordinary course of our directory operations, we extend credit to these customers for advertising purchases.  As of December 31, 2006, we had approximately 16,000 customers to which we extended credit with an average amount due per customer of approximately $407.  Full collection of delinquent accounts can take many months or may never occur.  For the year ended December 31, 2006, sales adjustments for our customers amounted to $1.4 million, or approximately 1.6% of our revenue.  Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses.  Although our historical sales adjustments have been approximately 4.5%, our practice of extending credit to small and medium-sized businesses may result in significantly higher sales adjustments in the future which could have a material adverse effect on our financial position, results of operations and cash flows.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 16% of our net revenue for the year ended December 31, 2006 was derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories.  We sell advertising to these accounts through approximately 220 certified marketing representatives, or CMRs.  CMRs are independent third parties that act as agents for national companies, design their advertisements, arrange for the placement of those advertisements in directories and provide billing services.  Our relationships with our national and large regional advertisers depend significantly on the performance of these third-party CMRs whom we do not control.  Any decline in the performance of the CMRs with whom we contract could harm our ability to generate revenue from our national and large regional accounts and could have a material adverse effect on our results of operations.

Given our limited number of employees, the loss of key personnel could have a material adverse effect on our business due to their specific knowledge associated with CBD Media the yellow pages industry.

Our current management team has over 50 years combine experience.  Our business depends upon the continued efforts, abilities and expertise of our executive officers, Douglas A. Myers, John P. Schwing and David D. Miller, each of whom has served in the management of our business for many years and has relationships with one or more of our strategic partners.  We believe that the loss of one or more of these individuals could have material adverse effect on our business.  While these key individuals each have a an employment agreement, effective March 7, 2002 in the case of Mr. Myers and March 8, 2003 in the cases Messrs. Schwing and Miller, which runs through September 30, 2008, they do represent three of eleven employees, or 27% of the Company’s workforce.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

The table below provides a summary of our leased facilities as of December 31, 2006. Currently, we do not own any real property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

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

The consolidated statement of operations data for the periods ended December 31, 2006, 2005, 2004, 2003, 2002 and March 7, 2002 and balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002, and March 7, 2002 have been derived from our audited consolidated financial statements.

	Predecessor		CBD Media
	Period from Jan. 1, 2002 to March 7, 2002	Period from March 8, 2002 to Dec. 31, 2002	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2006
	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations Data:
Net revenue…………………………...	$14,269	$67,535	$86,285	$87,654	$86,792	$86,485
Income (loss) from continuing operations………………………...........	3,011	6,630	(2,746)	(1,836)	(8,352)	(9,155)
Balance Sheet Data (at period end):
Total assets…………………………….	$13,201	$374,257	$341,922	$311,295	$280,024	$249,335
Total debt…………………...................	-	210,000	308,600	403,000	382,000	360,000
Total owner’s net investments…………	5,056	-	-	-
Total members’ capital (deficit)….……	-	144,514	15,557	(110,956)	(120,776)	(129,931)

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

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census.  We are the leader in the directory publishing industry, and in 2005, we believe our directories captured over 86% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories.  In 2006, we published 15 yellow pages directories and distributed over 2.4 million copies.  These directories included advertisements from 16,000 local customers who principally small and medium-sized businesses, as well as approximately 1,200 national advertisers.  We are also the exclusive publishers of the white pages for Cincinnati Bell Telephone.  In 2006, we publishes one white pages directory and distributed over one million copies to businesses and residences.

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

Financial Statement Presentation

Net Revenue.    In 2006 we derived over 92.5% of our net revenue from the sale of advertising in our printed directories, which we refer to as directory advertising revenue. We also provide related services, including internet-based directory advertising, and the production and distribution of the Cincinnati Bell White Pages and the related sale of advertising for Cincinnati Bell Telephone. Growth in advertising revenue is affected by several factors, including growth in the number of advertising customers, increases in the price of advertising, increases in the quantity of advertising purchased per customer and the introduction of additional products that generate incremental revenues. Advertising revenue also may increase through the publication of newly-introduced printed directories.

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

Cincinnati Bell Telephone is a wholly-owned subsidiary of Cincinnati Bell Inc., which, through an affiliate, holds an approximately 2.5% equity interest in CBD Holdings. Cincinnati Bell Telephone provides us with billing and collection services pursuant to a contract. Under this contract, we paid Cincinnati Bell Telephone $1.0 million for the year ended December 31, 2006. We had a payable to Cincinnati Bell Telephone of $0.2 million as of December 31, 2006.  For additional information about this contract, see “Business—Billing and Collection Services.”

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

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

Net Revenue  Net revenue for the year ended December 31, 2006 was $86.5 million, consisting of $66.1 million of local advertising, $14.2 million of national advertising and $6.2 million in internet advertising.  Net revenue for the year ended December 31, 2005 was $86.8 million, consisting of $68.4 million of local advertising, $14.1 million of national advertising and $4.3 million in internet advertising.  Gross local revenue decreased by $4.4 million which was offset by $2.1 million in favorable adjustments to revenue as a result of reserve adjustments for improved collections on outstanding customer balances.  In addition internet revenue increased $1.9 million.

Adjustments  Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $1.4 million for the year ended December 31, 2006 and $3.5 million for the year ended December 31, 2005.  Adjustments as a percentage of total revenue were 1.6% for the year ended December 31, 2006 as compared to 4% for the year ended December 31, 2005.  As previously noted, the difference in adjustments to revenue is due to reserve adjustments for improved collections on outstanding customer balances.

Cost of Revenue Cost of revenue was $32.7 million for the year ended December 31, 2006 and $32.7 million for the year ended December 31, 2005.  Cost of revenue represented 37.8% of net revenue for the year ended December 31, 2006 and 37.7% of net revenue for the year ended December 31, 2005.

General and Administrative Expense General and administrative expense was $4.5 million for the year ended December 31, 2006 and $4.5 million for the year ended December 31, 2005.  General and administrative expenses represented 5.2% of net revenue for the year ended December 31, 2006 and 2005.

Depreciation and Amortization Expense Depreciation and amortization expense was $24.6 million for the year ended December 31, 2006 and $25.2 million for the year ended December 31, 2005.  The decrease is due to the accelerated amortization method for advertiser related intangible assets.

Interest Expense  Interest expense was $33.9 million for the year ended December 31, 2006 and $32.8 million for the year ended December 31, 2005.  The increase is related to higher interest rates on our term loan.

Net Loss Net Loss was $9.2 million for the year ended December 31, 2006 compared to net loss of $8.4 million for the year ended December 31, 2005.  The increase in net loss is primarily related to the results described above.

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

General and Administrative Expense General and administrative expense was $4.5 million for the year ended December 31, 2005 and $7.3 million for the year ended December 31, 2004.  The decrease of approximately $2.8 million relates primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the general and administrative expense classification.  In addition, we incurred $1.1 million of professional fees in 2004 in connection with the examination of alternative capital structure.

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

Total capital expenditures were $160,000 and $133,000 in 2006 and 2005, respectively.  We anticipate that the amount of capital expenditures will remain at historical levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the year ended December 31, 2006, was $17.2 million as compared to $20.4 million for the same period in 2005.  This difference is primarily related to the increase in accounts receivable with our related party, CBT.  This increase was due in part by the holiday scheduled work and subsequent delay in processing payments.     Net cash provided by operations for the year ended December 31, 2005, was $20.4 million as compared to $27.3 million for the same period in 2004.  This difference is primarily related to the increase in cash paid for interest of $10.4 million and the $0.5 million decrease in the related party payable due to a payment to Cincinnati Bell Telephone, offset by payments of approximately $2.9 million for a management payout associated with the 2004 recapitalization and certain tax distributions, and approximately $1.1 million in professional fees in connection with the examination of alternative capital structures.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the year ended December 31, 2006, was $22.0 million as compared to $22.6 million for the same period in 2005.  The net cash used in financing activities for the 2006 period was the result of pre-payments of $22.0 million on the senior credit facility.  The net cash used in financing activities for the 2005 period was the result of pre-payments of $21.0 million on the senior credit facility and distributions to our equity holders of $1.5 million.  Net cash used in financing activities for the year ended December 31, 2005, was $22.6 million as compared to $34.7 million for the same period in 2004.  The net cash used in financing activities in the 2004 period was the result of pre-payments of $28.6 million on the senior credit facility, debt issuance costs of $4.4 million, distributions to our equity holders of $124.7 million and proceeds from new borrowings of $123.0 million.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities for the years ended December 31, 2006, 2005 and 2004 was insignificant.

Indebtedness. In connection with our acquisition of the directory publishing business CBD Media incurred indebtedness of $220.0 million under its former credit facility, which was repaid and terminated on June 13, 2003 in connection with the 2003 recapitalization.  One June 13, 2003, CBD Media entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued the senior subordinated notes.  The senior credit facility contains financial, negative and affirmative covenants and requirements affecting CBD Holdings, CBD Media and its subsidiaries, including the maintenance of ratios measuring consolidated total leverage and consolidated senior leverage to EBITDA (as defined in the senior credit facility) as well as EBITDA (as defined in the senior credit facility) to consolidated interest expense.  The senior credit facility also includes interest rate and similar arrangements that we may enter into with the lenders under the senior credit facility and/or the affiliates of those lenders.  In the

February 2004 refinancing, CBD Media amended the senior credit facility whereby the $160.0 million tranche B term loan facility was replaced with a $150.0 million tranche C term loan facility.  In connection with the 2004 recapitalization, CBD Media executed an amendment to its senior credit facility that, among other things, (i) increased the size of the term loan portion of the senior credit facility by $23.0 million; (ii) replaced the $150.0 million tranche C term loan facility with a $153.0 million tranche D term loan facility; (iii) permitted us to issue the senior notes; (iv) permitted CBD Media, so long as there was not default or event of default under the senior credit facility, to make distributions to us necessary to make regularly scheduled payments of interest in respect of the senior notes; (v) so long as there was no default or event of default under the senior credit facility, set aside funds for the distribution to our equity holders of an amount not to exceed $130 million; (vi) deleted from the senior credit facility the requirement that CBD Media maintain a “fixed charge coverage ratio” and modified other financial ratios that CBD Media was required to maintain; and (vii) made other amendments and modifications to the senior credit facility related to the issuance of the senior notes.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility and CBD Media's ratio as of December 31, 2006:

Period	Leverage Ratio Max.	Leverage Ratio at Dec. 31, 2006
July 1, 2006 through December 31, 2006	7.75 to 1.00	6.96 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at Dec. 31, 2006
October 1, 2006 through September 30, 2007	2.75 to 1.00	2.13 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio - Min.	Interest Coverage Ratio at Dec. 31, 2006
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.64 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

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

Contractual Obligations

The following table is a summary of our contractual obligations (including interest) as of December 31, 2006:

		‘07	’08-‘09	’10-‘11	’12 and thereafter
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years (in millions)	3-5 years	More than 5 years
Long-term debt obligations
9¼% Senior notes due 2012 – Principal	$100.0	$---	$---	$---	$100.0
9¼% Senior notes due 2012 – Interest	55.8	9.3	18.6	18.6	9.3
8 ⅝% Senior subordinated notes due 2011 – Principal	150.0	---	---	150.0	---
8 ⅝% Senior subordinated notes due 2011 – Interest	58.2	12.9	25.9	19.4	---
Senior credit facility due 2009 - Principal	110.0	---	110.0	---	---
Senior credit facility due 2009 – Interest (1)	25.5	8.5	17.0	---	---
Operating leases……………………………………………..	0.4	0.1	0.2	0.1	---
Purchase Obligations-
L.M. Berry (2)…………………………………………..	41.9	15.1	26.8	---	---
Cincinnati Bell Telephone (3)…………………………..	15.0	1.0	2.0	2.0	10.0
Quebecor (4) ……………………………………………	36.5	7.3	14.6	14.6	---
Advisory Agreement (5) ……………………………….	8.0	2.0	4.0	2.0	---
DDA (6) ………………………………………………..	1.7	1.7	---	---	---
Total …….……………………………………………………	$603.0 =====	$ 57.9 =====	$219.1 =====	$206.7 =====	$119.3 =====

(1)  The Company does not believe it has the ability to accurately predict the future interest rate for the variable rate debt.  The Company has presented the anticipated interest at 7.725%, its interest rate at December 31, 2006.  As a portion of our debt bears a variable interest rate, changes in market rates for interest rates can impact our interest expense.  For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in the interest rate would have caused an estimated increase in interest expense of $1.1 million.  Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments or any other items of our credit facility could result in the acceleration of the maturity of outstanding debt.

(2)  We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of Bell South Corporation).  Our directory advertising and marketing agreement with L. M. Berry expires in August 2009.  As the required as specified under the contract are variable, we have estimated future payments based on actual payments made to L. M. Berry during the year ended December 31, 2006.

(3)   We entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exhange carrier subsidiary of Cincinnati Bell Inc.  This operating agreement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term.   As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Cincinnati Bell Telephone during the year ended December 31, 2006.   Estimated future payments assume the automatic renewal provision as stated in the agreement.

(4)  Quebecor World Directory Sales Corporation prints all of our directories.  Our current contract with Quebecor expires on December 31, 2011, at which time the contract may be extended by mutual agreement for up to two additional years.  As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Quebecor during the year ended December 31, 2006.   Estimated future payments assume the exercise of the renewal provision as stated in the agreement.

(5)  We have entered into an advisory agreement with a related party for management services provided to the Company.  We have assumed renewal of the agreement which contemplates annual payments of $2 million.  The annual payments expected have not been disclosed in the table for periods beyond five years.

(6)  We have entered into a directory agreement with Directory Distributing Associates, Inc. to distribute our printed directories and other collateral advertising material in our service territories.  The agreement will continue until December 31, 2007.  As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to DDA during the year ended December 31, 2006.

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

Interest on the senior subordinated notes issued is charged at a fixed rate. As of December 31, 2006, approximately 69% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt.  As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows.  For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.1 million.

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

Because of the material weakness described in the preceding paragraph, management believes that as of December 31, 2006, the Company's internal control over financial reporting was not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CBD MEDIA

The following table sets forth certain information with respect to each of our executive officers and directors.

Name	Age As of 12/31/06	Position
Douglas A. Myers	46	President and Chief Executive Officer and Director
John P. Schwing	50	Vice President—Finance and Administration and Chief Financial Officer
David D. Miller	46	Vice President—Sales and Operations
Brion B. Applegate	53	Director
Benjamin M. Coughlin	34	Director

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

Benjamin M. Coughlin is a  Managing Director at Spectrum Equity Investors, which he joined in 1997. Prior to Spectrum, Mr. Coughlin worked as an Associate at Apax Partners in Munich, Germany, where he was involved with later-stage and buyout opportunities in the technology and information services industries. Mr. Coughlin serves as a director of Apprise Media LLC and AMC Entertainment, Inc. He is also Secretary and a director of CBD Investor and a director of CBD Holdings. Mr. Coughlin has been a director since the acquisition.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Board of Directors is responsible for developing the executive compensation principles, policies and programs for all of our named executive officers.  The compensation committee of the Board of Directors is responsible for determining the compensation to be paid to our executive officers and for the performance review of the chief executive officer.

Our compensation programs are designed to provide our executive officers with market salaries and the opportunity to earn incentive compensation related to performance expectations identified by our Board of Directors.  The primary objectives of the executive compensation program are to (i) support and promote the success and enhance our value by linking the personal interests of our executives to our success; (ii) provide such persons with an incentive for outstanding individual and corporate performance; and (iii) provide flexibility to motivate, attract and retain the services of executive officers upon whose judgment, interest and effort our success is largely dependent.

In deciding on the type and amount of compensation for each executive, we focus on current pay and the opportunity for future compensation.  We seek to set compensation levels for our executive officers at levels which are competitive with levels for executives with similar roles and responsibilities within similar businesses in regards to size, industry and structure.  We utilize compensation and benefits surveys which allow the Board of Directors to compare compensation and benefit levels for our officers to those of these other businesses.

We believe that the compensation of our executive officers should be a mix of base salary and a large portion of performance based compensation.  Therefore, the compensation of our executive officers is broken down into three main pieces: (i) base salary; (ii) annual cash incentive compensation, and (iii) equity interest in CBD Investor and CBD Holdings.  The executive officers also receive minimal other consideration, including participation in the benefit plans open to all employees.  This mix of compensation allows us to provide a stable base of compensation for the executives, while having the flexibility to immediately reward any executives who perform extremely well, and encouraging the executives to focus on our long-term success.

Base salaries.  Each of our executive officers have an employment agreement that sets forth the baseline annual compensation for each officer.  The employment agreements set forth minimum base salaries which the executive officers are eligible to receive.  However, these salaries are re-examined each year by the compensation committee, and may be increased depending on the performance of the executive and the competitive market for executive officers.  The compensation committee did not authorize any increases from the amounts set forth in the employment agreements in 2006.

Annual cash incentive compensation.  Each of our executive officers may earn bonuses if they meet certain, pre-established goals set by the compensation committee and approved by the Board of Directors.  The incentive awards are based objective metrics valuing our performance and may be augmented at the discretion of the compensation committee, as approved by the Board of Directors.  We do not feel it is appropriate to divulge the specific target levels that must be achieved in order for each officer to obtain their incentive awards because it will disadvantage the company by providing our competitors with material confidential information.  However, the awards approved by the Board of Directors vary in their expected attainability.  We expect the officers to obtain some of the performance goals, but the others that will push the bonus to higher levels will only be achieved on exceptional performance by the executive officers.

The compensation committee has not considered whether it would adjust or attempt to recover incentive compensation paid to our executive officers if the performance objectives upon which such compensation were based were to be restated or otherwise adjusted in a manner that would have the effect of reducing the amounts payable or paid.  However, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial statements due to our material noncompliance with any financial reporting requirement under the federal securities laws, as a result of our misconduct, our chief executive officer and chief financial officer are legally required to reimburse us for any bonus or other incentive-based or equity-based compensation he or they receved from us during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission of the financial document embodying such financial reporting requirement, as well as any profits they realize from the sale of securities during this 12-month period.

Equity compensation.  The equity compensation of the executive officers has two parts.  The first part is a grant of membership interest in CBD Holdings that vests over the term of each officer's employment agreement.  This piece of the compensation mix provides the executive officers' a direct interest in our success, and the vesting provision helps to ensure that the officers remain with us for an extended period of time.  The second piece of the equity compensation is distributions of equity interests in CBD Investor pursuant to the management incentive plan described below.  This component provides for additional incentive for our officers, while tying that incentive to the overall success of CBD Media and CBD Investor.  The distributions over time vary with our performance, and create an incentive for the officers to remain with us.

Other compensation.  We provide our executive officers with other benefits reflected in the All Other Compensation Column in the Summary Compensation Table.  We believe these benefits are reasonable, competitive and consistent with our overall executive compensation program.  The costs of these benefits represents only a small percentage of each named executive officer's total compensation.

Triggering of change of control and termination payments.  The employment agreements of the executive officers provides for payments and/or vesting of benefits under certain circumstances in connection with termination of employment and a change in the control of CBD Holdings.  The triggering events for payments and vesting of benefits in the various agreements and plans are relatively common for agreements and plans of this nature and are designed to provide for fair treatment of the participants under the various circumstances and to reasonably reward the participants for their loyalty and commitment to us.

Tax deductibility of compensation.  Section 162(m) of the Internal Revenue Code generally denies a deduction for compensation in excess of $1million paid to certain executive officers, unless certain performance, disclosure and shareholder approval requirements are met.  The awards mentioned above are intended to qualify as "performance-based" compensation not subject to the Section 162(m) deduction limitation.  The compensation committee believes that a substantial portion of compensation awarded under our compensation program would be exempted from the $1 million limitation should any officer's compensation exceed that amount.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

The members of the compensation committee are:  Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers.

The following table sets forth information with respect to compensation for services in all capacities for the last three fiscal years paid to our President and Chief Executive Officer and our two other most highly compensated executive officers serving as executive officers on December 31, 2006, whom we refer to as the Named Executive Officers.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Equity Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Doug A. Myers, President and Chief Executive Officer	2006	$425,000	$233,151	$175,000	$38,009	$871,160

John P. Schwing Vice President of Finance and Administration	2006	$265,000	$66,513	$90,000	$22,237	$443,050

David D. Miller Vice President of Sales and Operations	2006	$180,000	$51,480	$90,000	$18,126	$338,461

__________

(1)

This represents amounts for personal life insurance, auto allowance, company 401K match, reimbursement for professional fees and certain social memberships.

GRANT OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Equity awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)
Douglas A. Myers, President and Chief Executive Officer	2/16/05	3,000	150,000	225,000	N/A	N/A	N/A
John P. Schwing Vice President of Finance and Administration	2/16/05	1,500	75,000	112,500	N/A	N/A	N/A
David D. Miller Vice President of Sales and Operations	2/16/05	1,500	75,000	112,500	N/A	N/A	N/A

N/A – not applicable

On January 10, 2006, the compensation committee set the following target amounts which were achieved and subsequently paid on February 16, 2007 for the employees listed above:  Douglas A. Myers $175,000, John P. Schwing $90,000 and David D. Miller $90,000.

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

OUTSTANDING EQUITY AWARDS AT YEAR END

	Stock Awards
Name and Position	Market Value of Shares or Units that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)(1)
Douglas A. Myers, President and Chief Executive Officer	0	0	0
John P. Schwing Vice President of Finance and Administration	0	201	0
David D. Miller Vice President of Sales and Operations	0	0	0

(1) The market value of the units held by management are deemed to be 0, as the units have restrictions which prohibit the transfer ability of the units until a sale by an affiliate of Spectrum, thus making no viable market for these securities available.  The following represents the percentage ownership for the management listed above:  Douglas A. Myers 1.6%, John P. Schwing .5%, and David D. Miller .4%.

NON-QUALIFIED DEFERRED COMPENSATION

Name and Position	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Douglas A. Myers, President and Chief Executive Officer	50,300	25,150	22,023	0	258,214
John P. Schwing Vice President of Finance and Administration	30,400	15,200	13,067	0	154,003
David D. Miller Vice President of Sales and Operations	21,900	10,950	6,653	0	82,181

RESTRICTIONS ON EMPLOYEE DISTRIBUTIONS

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately.  The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with CBD Media.  In both October 2006 and October 2005, CBD Media Holdings paid $0.4 million to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control.  The amount of the distributions is charged to expense over the vesting period.

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

John P. Schwing Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, John Schwing was retained to serve as our Vice President—Finance & Administration and Chief Financial Officer. Under the agreement, Mr. Schwing is entitled to receive a minimum base salary in the following amount through 2008: $200,000 (2004); $225,000 (2005); $240,000 (2006); $260,000 (2007); and $285,000 (2008). Mr. Schwing is also entitled to a bonus under our incentive bonus compensation plan in the following minimum amounts if certain targets are obtained: $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Schwing is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Schwing is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Schwing was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Schwing is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to one times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Schwing’s employment is terminated without cause.

David D. Miller Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, David Miller is entitled to receive a minimum base salary in the followings amounts through 2008:  $150,000 (2004); $165,000 (2005); $180,000 (2006); $190,000 (2007); and $200,000 (2008).  Mr. Miller is also entitled to a bonus under our incentive bonus compensation plan in the following amounts if certain targets are obtained:  $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Miller is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Miller is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Miller was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Miller is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to one times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Miller’s employment is terminated without cause.

401(K) AND PROFIT SHARING PLAN

CBD Media currently sponsors a defined contribution benefit plan covering substantially all management and occupational employees.  The company has 100% participation by all employees.  Under the plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan.  The annual dollar contribution by the employees is limited to a maximum amount determined by the Internal Revenue Service.  CBD Media matches a percentage of employee contributions, and those funds are invested by each employee in a variety of investment options with the plan’s administrator.  CBD Media contributed its share of matching contributions to the plan amounting to $79,000 in 2006 and $75,000 in 2005.

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

The following table sets forth information with respect to the beneficial ownership of the membership units of CBD Holdings as of March 9, 2007, by:

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

	Units
	Class A		Class B		Class C(1)
Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Percent of Total Voting Power
CBD Investor, Inc.(2)	491,137	97.44%	267,818	97.44%	—	—	100.00%
Brion B. Applegate(3)(5)	—	—	—	—	—	—	—
Benjamin M. Coughlin(4)(5)	—	—	—	—	—	—	—
Douglas A. Myers	—	—	—	—	12,500	51.28%	—
John P. Schwing	—	—	—	—	3,566	14.63%	—
David D. Miller	—	—	—	—	2,760	11.32%	—
All directors and executive officers as a group	—	—	—	—	18,423	77.23%	—

____________

(1)

Holders of Class C units are not entitled to vote with respect to their Class C units. The number of units indicated reflects all issued and outstanding Class C units each of which have vested as of March 9, 2007.  John Schwing was granted 806 Class C units on June 13, 2003.  75% of these units have vested.

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

For the year ended December 31, 2006, CBD Media paid ACI a management fee of $2,000,000.

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

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately.  The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with CBD Media.  In both October 2006 and October 2005, CBD paid $0.4 million or a total of approximately two-thirds of the remaining $1.3 million to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control.  The amount of the distributions is charged to expense over the vesting period.

Director Independence

Our directors are identified above in Item 10 “Directors and Executive Officers of CBD Media” above.  Neither director is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

Audit Fees – Audit fees billed for 2006 and 2005 were $152,700 and $136,000, respectively.  These amounts include fees for the assistance related to the our various filings with the Securities and Exchange Commission including the issuance of comfort letters and auditor consents.

Audit-Related Fees – We had no audit-related fees or services.

Tax Fees – Billings for tax services were $33,250 and $22,850 for 2006 and 2005, respectively.  This amount includes fees paid for assistance with federal, state and local tax compliance matters and advisory services with respect to tax implications of the 2004 recapitalization.  All of the work performed in connection with this engagement was performed by full-time, permanent employees of the principal accountant.

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

CBD MEDIA HOLDINGS LLC

By:

  /s/ Douglas A. Myers

Name:

Douglas A. Myers
Title:

President and Chief Executive Officer

Dated:  March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2007.

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

____________________________

        Benjamin M. Coughlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

  CBD Media Holdings LLC

We have audited the accompanying consolidated balance sheets of CBD Media Holdings LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ capital (deficit), and cash flows for  each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 19, 2007

 CBD MEDIA HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,673	$12,657
Accounts receivable (net of allowance of $3,325, and $4,687 at December 31, 2006, and 2005, respectively)	5,561	4,972
Deferred directory costs	12,840	13,218
Prepaid expenses and other current assets	325	438
Related party receivable	2,068	1,165

Total current assets	28,467	32,450

PROPERTY AND EQUIPMENT (NET)	271	194

DEBT ISSUANCE COSTS (net of accumulated amortization of $6,618, and $4,395 at December 31, 2006, and 2005, respectively)	8,011	10,234

GOODWILL	27,115	27,115

INTANGIBLE ASSETS (NET)	185,471	210,031

TOTAL ASSETS	$249,335	$280,024

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,682	$864
Accrued liabilities	8,588	8,642
Deferred revenue	7,612	7,468
Other current liabilities	634	634
Related party payable	234	142

Total current liabilities	18,750	17,750

LONG-TERM DEBT	360,000	382,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	516	1,050

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)
Total liabilities	379,266	400,800
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital	---	---
Retained earnings (deficit)	(129,931)	(120,776)

Total members’ capital (deficit)	(129,931)	(120,776)

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$249,335	$280,024

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

 (Dollars in Thousands)

	2006	2005	2004
NET REVENUE (includes net related party amounts of $1,598, $1,599 and $1,657 in 2006, 2005 and 2004, respectively)	$86,485	$86,792	$87,654

COST OF REVENUE (includes related party amounts of $988, $1,112 and $1,229 in 2006, 2005 and 2004, respectively)	32,691	32,671	34,617
AMORTIZATION AND DEPRECIATION	24,643	25,180	25,798
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $2,000, $2,000 each year	4,476	4,535	7,281

OPERATING INCOME	24,675	24,406	19,958
OTHER (INCOME) EXPENSES:
Interest expense	33,900	32,818	21,856
Interest income	(70)	(60)	(62)

Total other (income) expenses	33,830	32,758	21,794

NET INCOME (LOSS)	$(9,155)	$(8,352)	$(1,836)

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Members’ Capital (Deficit)
BALANCE-December 31, 2003…………………	$11,673	$3,884	$15,557
Net loss……………………………………….		(1,836)	(1,836)
Distributions to members………………………	(11,673)	(113,004)	(124,677)
BALANCE-December 31, 2004…………………..	-	(110,956)	(110,956)
Net loss…………………………………………		(8,352)	(8,352)
Distributions to members………………………		(1,468)	(1,468)
BALANCE-December 31, 2005………………….	-	(120,776)	(120,776)
Net loss…………………………………………		(9,155)	(9,155)
BALANCE-December 31, 2006………………….	-	$(129,931)	$(129,931)

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERTING ACTIVITIES:
Net income (loss)	$(9,155)	$(8,352)	$(1,836)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	24,643	25,180	25,798
Amortization of debt issuance costs	2,223	2,022	1,566
Write-off of debt issuance costs		-	-
Changes in certain working capital accounts:
Accounts receivable	(1,492)	1,915	(31)
Prepaid expenses and other assets	113	(84)	193
Deferred directory costs	378	(1,017)	149
Accounts payable and other current liabilities	910	(1,028)	798
Accrued liabilities	(54)	2,307	640
Deferred revenue	144	(13)	582
Other	(534)	(534)	(534)
Net cash provided by operating activities	17,176	20,396	27,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(160)	(133)	(74)
Net cash used in investing activities	(160)	(133)	(74)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members		(1,468)	(124,677)
Contribution from member		---	---
Debt issuance costs		(134)	(4,444)
Proceeds from borrowings		-	123,000
Payments on borrowings	(22,000)	(21,000)	(28,600)
Net cash provided by (used in) financing activities	(22,000)	(22,602)	(34,721)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,984)	(2,339)	(7,470)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,657	14,996	22,466
End of period	$7,673	$12,657	$14,996
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31,936	$29,203	$18,843
Cash paid for income taxes	$-	$20	$60
Purchase adjustment to accrued liabilities and goodwill	$-	$1,184	$-

See notes to consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business— CBD Media Holdings LLC (“CBD Holdings”) is located in Cincinnati, Ohio and owns 100% of CBD Media LLC (“CBD Media” and, together with CBD Holdings, the “Company”).  The Company publishes yellow pages directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana.  These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM.  CBD Holdings is approximately 95% owned by CBD Investor, Inc., an affiliate of Spectrum Equity Investors, and has no material operations of its own or assets other than the equity interests of CBD Media.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount December 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,099)	(74,433)	(97)	(25,100)	(124,729)

Net amount at December 31, 2006	$26,901	$79,567	$103	$78,900	$185,471

Carrying amount December 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(21,159)	(59,033)	(77)	(19,900)	(100,169)

Net amount at December 31, 2005	$30,841	$94,967	$123	$84,100	$210,031

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

Amortization of identifiable intangible assets for the next five years as of December 31, 2006 is as follows:

Year ending December 31:
2007	$24,070
2008	23,640
2009	23,265
2010	22,936
2011	22,648

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance at December 31, 2004	$28,299
Other - Purchase adjustment	(1,184)
Balance at December 31, 2005	$27,115

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  On June 13, 2003, the Company successfully completed a recapitalization, in which the then existing credit facility was terminated and the Company entered into a $165,000 senior credit facility, and issued and sold $150,000 of 8⅝% senior subordinated notes.  The Company incurred debt issuance costs of approximately $10,050 related to the recapitalization.  Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the terminate of such debt.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility with a tranche C term loan (see Note 6).  In connection with the February refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company issued and sold $100,000 of 9¼% senior notes and replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 6).  In connection with the October debt issuance and refinancing the Company capitalized financing fees of approximately $3,844.  Amortization of approximately $2,223, $2,022, $1,566 has been charged to expense for the years ended December 31, 2006, 2005 and 2004, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,150 and $1,684 at December 31, 2006, and 2005, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not require collateral.

A roll forward of the allowance for sales adjustments for the years ended December 31, 2006, 2005 and 2004 is as follows:

Balance, December 31, 2003	$4,875
Charged to revenue	4,113
Write-offs	(4,468)
Balance, December 31, 2004	4,520
Charged to Revenue	3,506
Write-Offs	(3,339)
Balance, December 31, 2005	$4,687
Charged to Revenue	1,395
Write-Offs	(2,757)
Balance, December 31, 2006	$3,325

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses.  State and city taxes resulted in benefit of approximately of $22 and $0 in 2006 and 2005, respectively, and a benefit of approximately $59 for the year ended December 31, 2004.

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

2.

RECENTLY ISSUED ACCOUNTING STANDARDS

FAS 123 (revised 2004) – Share Based Payments (“FAS 123-R”) was issued in December 2004.  FAS 123-R replaces FAS 123 – Accounting for Stock-Based Compensation, and supersedes APB 25 – Accounting for Stock Issued to Employees.  FAS 123-R requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  FAS 123-R is effective for reporting periods beginning after December 15, 2005.  Adoption of this standard did not to have a material effect on the Company’s financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) - Accounting for Uncertainty in Income Taxes, was issued in July 2006.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet completed its assessment of the impact of FIN 48 on the Company’s financial statements.

FAS 157 - Fair Value Measurements, was issued in September 2006. The objective of the standard is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements.  FAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007.  The Company has not yet assessed the impact of this standard on the Company’s financial statements.

FAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R), was issued in September 2006.  FAS 158 requires an entity to recognize the over- or under-funded status of each pension and postretirement plan in its balance sheet. The standard did not change the manner in which plan liabilities or periodic expense is measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity.  FAS 158 is effective for the Company as of the end of the first fiscal year ending after June 15, 2007.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

FAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities, was issued in February 2007. The standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of this standard on the Company’s financial statements.

SEC Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), was issued in September 2006.  SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108, registrants are required to consider both a “rollover” method, which analyzes the impact of the misstatement on the financial statements based on the amount of the error originating in the income statement being analyzed, and the “iron curtain” method, which analyzes the impact of the misstatement on the financial statements based on the cumulative effect of the error on the income statement being analyzed. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in 2006.  Adoption of SAB 108 did not have a material effect on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Furniture and office equipment	$40	$40
Leasehold Improvements	14	14
Computer software	272	141
Computer equipment	146	117

Total	472	312
Less accumulated depreciation	(201)	(118)

Property and equipment - net	$271 ====	$194 ====

4.

DEFERRED DIRECTORY COSTS

At December 31, 2006 and 2005 the Company deferred directory costs for directories in the Greater Cincinnati Area which were published in June and November 2006 and 2005, respectively.  Deferred directory costs at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Selling	$9,278	$9,548
Production	2,822	3,012
Distribution	740	658
Total deferred directory costs	$12,840 ======	$13,218 ======

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

5.

LEASES

The Company leases office space under non-cancelable operating leases.  Rent paid was approximately $276, $277 and $267 for the years ended December 31, 2006, 2005 and 2004.

Future minimum rent payments are as follows:

Year ending December 31:

2007	$86
2008	68
2009	70
2010	73
2011	75
Thereafter	38
Total	$410 ====

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

6.

LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
9¼% Senior Notes due 2012	$100,000	$100,000
8⅝% Senior Subordinated Notes due 2011	150,000	150,000

Term loan facility, payable to a consortium of banks, with interest of 7.725% at December 31, 2006 and 6.99% at December 31, 2005. Due on December 31, 2009.	110,000	132,000

Total	$360,000 =======	$382,000 =======

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

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 tranche B term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  The tranche B term loan required annual principal reductions of $1,600 and the balance was due at maturity on December 31, 2008.  The line of credit replaced the existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%.  There were no borrowings outstanding on the revolving lines of credit at December 31, 2006 or 2005.

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

The fair value of the Company’s debt obligations was approximately $365,625 and $383,875 as of December 31, 2006 and 2005, respectively.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract.  Other restrictive covenants include leverage restrictions and interest coverage.  At December 31, 2006 and 2005, the Company was in compliance with all restrictive covenants.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009…………………………………………….	$110,000
2011…………………………………………….	150,000
2012…………………………………………….	100,000

Total	$360,000

7.        RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone.  The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were approximately $988, $1,112 and $1,229 for the years ended December 31, 2006, 2005 and 2004, respectively.  In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services.  Total gross fees for such services were $4,815, $4,933 and $4,985 for the years ended December 31, 2006, 2005 and 2004, respectively, which had related pass through expenses of $3,217, $3,334, and $3,328 for the years ended December 31, 2006, 2005 and 2004, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement.  Total fees for such services were approximately $2,000 for each of the years ended December 31, 2006, 2005 and 2004.

8.

401(k) PLAN

During 2002 the Company established a 401(k) plan.  Employees who are at least 21 years old are eligible for participation.  Employees may contribute a portion of their annual compensation to the plan subject  to Internal Revenue Service limitations.  During the years ended December 31, 2006, 2005 and 2004, the Company’s discretionary contributions to the 401(k) plan were approximately $79, $75 and $74, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

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

Transfer Restriction-There are a number of restrictions upon the transfer of the units that are contained in the LLC Agreement.  Except for “permitted transfers”, which is expressly defined in the LLC Agreement, no addition, member may transfer all or a portion of its units unless approved by a majority vote of the voting members.  In addition, the LLC Agreement grants “tag-along” rights to the members (other then CBD Investor, Inc.) and “drag-along” rights to(i) the voting members of the Company who desire to sell some or all of their units and (ii) the shareholders of CBD Investor, Inc.

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

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In both October 2006 and October 2005, CBD paid $438, or a total of approximately two-thirds of the remaining distributions to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $329, $730 and $134, respectively.

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006, 2005 and 2004.  The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries.  Separate financial statements for CBD Holdings are not presented based on management’s determination that they do not provide additional information that is material to investors.

	CBD Holdings	Restricted Subsidiaries	Eliminations	2006 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2005 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents……….	$456	$7,217		$7,673	$889	$11,768		$12,657	$1,316	$13,680		$14,996
Accounts receivable (net) ……….		5,561		5,561		4,972		4,972		6,843		6,843
Deferred directory costs ………...		12,840		12,840		13,218		13,218		12,201		12,201
Prepaid expenses and other
current assets ………………….		325		325		438		438		354		354
Related party receivable ………...		2,068		2,068		1,165	.	1,165	.	1,209	.	1,209
Total current assets …………..	456	28,011		28,467	889	31,561		32,450	1,316	34,287		35,603
ADVANCE TO PARENT …………										3,188	$(3,188)
PROPERTY AND EQUIPMENT
(NET) …………………………...		271		271		194		194		118		118
DEBT ISSUANCE COSTS
(NET) …………………………...	2,672	5,339		8,011	3,154	7,080		10,234	3,506	8,616		12,122
INVESTMENT IN SUBSIDIARY
GOODWILL ……………………….		27,115		27,115		27,115		27,115		28,299		28,299
INTANGIBLE ASSETS (NET) ……		185,471		185,471		210,031		210,031		235,153		235,153
TOTAL ASSETS …………………..	$3,128	$246,207	$ -	$249,335	$4,043	$275,981	-	$280,024	$4,822	$309,661	$(3,188)	$311,295

LIABILITIES AND MEMBERS’
CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Current portion of long term debt…………………………….
Accounts payable ……………….		$1,682		$1,682		$864		$864		$1,369		$1,369
Accrued liabilities ………………	$4,265	4,323		8,588	$4,265	4,377		8,642	$1,670	5,848		7,518
Deferred revenue ………………..		7,612		7,612		7,468		7,468		7,481		7,481
Other current liabilities ………….		634		634		634		634		634		634
Related party payable …………...		234		234		142		142	3,188	665	$(3,188)	665

Total current liabilities ………..	4,265	14,485		18,750	4,265	13,485		17,750	4,858	15,997	(3,188)	17,667
LONG-TERM DEBT ………………	100,000	260,000		360,000	100,000	282,000		382,000	100,000	303,000		403,000
OTHER LONG-TERM
LIABILITIES …………………….		516		516		1,050		1,050		1,584		1,584
EXCESS DISTRIBUTIONS FROM
SUBSIDIARY ……………………	28,794		$(28,794)	-	20,554		$(20,554)		10,920		(10,920)
Total liabilities………………………	133,059	275,001	(28,794)	379,266	124,819	296,535	(20,554)	400,800	115,778	320,581	(14,108)	422,251
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital ……………...
Retained earnings (deficit) ……...	(129,931)	(28,794)	28,794	(129,931)	(120,776)	(20,554)	20,554	(120,776)	(110,956)	(10,920)	10,920	(110,956)
Total members’ capital (deficit)	(129,931)	(28,794)	28,794	(129,931)	(120,776)	(20,554)	20,554	(120,776)	(110,956)	(10,920)	10,920	(110,956)
TOTAL LIABILITIES AND
MEMBERS’ CAPITAL
(DEFICIT) ………………………..	$3,128	$246,207	$ -	$249,335	$4,043	$275,981	$ -	$280,024	$4,822	$309,661	$(3,188)	$311,295

	CBD Holdings	Restricted Subsidiaries	Eliminations	2006 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2005 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated

NET REVENUE …………………...		$86,485		$86,485		$86,792		$86,792		$87,654		$87,654
COST OF REVENUE ……………...		32,691		32,691		32,671		32,671		34,617		34,617
AMORTIZATION AND
DEPRECIATION ……. ………...		24,643		24,643		25,180		25,180		25,798		25,798
GENERAL AND
ADMINISTRATIVE
EXPENSES …………. ………...	-	4,476		4,476	$13	4,522		4,535	$3	7,278		7,281
OPERATING INCOME (LOSS)..…………..	-	24,675		24,675	(13)	24,419		24,406	(3)	19,961		19,958
OTHER (INCOME) EXPENSES:
Interest expense ………………….	$9,732	24,168		33,900	9,735	23,083		32,818	1,755	20,101		21,856
Interest income …………………..	(6)	(64)		(70)	(11)	(49)		(60)	(2)	(60)		(62)
Earnings in subsidiary …………...	(571)		$571		(1,385)		$1,385		80		$(80)
Total other (income) expenses……...	9,155	24,104	571	33,830	8,339	23,034	1,385	32,758	1,833	20,041	(80)	21,794

NET INCOME (LOSS) …………….	$(9,155)	$571	$(571)	$(9,155)	$(8,352)	$1,385	$(1,385)	$(8,352)	$(1,836)	$(80)	$80	$(1,836)

	CBD Holdings	Restricted Subsidiaries	Eliminations	2006 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2005 Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	2004 Consolidated
CASH FLOWS FROM
OPERATING ACTIVITES:
Net income (loss)……….. .	$(9,155)	$571	$(571)	$(9,155)	$(8,352)	$1,385	$(1,385)	$(8,352)	$(1,836)	$(80)	$80	$(1,836)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities: Depreciation and Amortization……………...		24,643		24,643		25,180		25,180		25,798		25,798
Subsidiary earnings…... ………...	(571)		571		(1,385)		1,385		80		(80)
Amortization of debt issuance costs………………………….	482	1,741		2,223	486	1,536		2,022	84	1,482		1,566
Write-off of debt issuance costs..
Changes in certain working capital accounts: Accounts receivable………….		(1,492)		(1,492)		1,915		1,915		(31)		(31)
Prepaid expenses and other assets…………….. ………...		113		113		(84)		(84)		193		193
Deferred directory costs………..		378		378		(1,017)		(1,017)		149		149
Accounts payable……….………		910		910		(1,028)		(1,028)		798		798
Accrued liabilities……………..		(54)		(54)	2,595	(288)		2,307	1,670	(1,030)		640
Deferred revenue………….…...		144		144		(13)		(13)		582		582
Other…………………………..		(534)		(534)		(534)		(534)		(534)		(534)
Net cash provided by Operating activities……….	(9,244)	26,420	-	17,176	(6,656)	27,052	-	20,936	(2)	27,327	-	27,325
CASH FLOWS FROM INVESTING ACTIVITIES: Capital expenditures………………..		(160)		(160)		(133)		(133)		(74)		(74)
Net cash used in investing activities………………….		(160)		(160)		(133)		(133)		(74)		(74)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances……………………….…									3,188	(3,188)
Member contributions …………..		438	(438)			474	(474)			2,881	(2,881)
Distributions to Members ……….	(438)		438		(1,942)		474	(1,468)	(127,558)		2,881	(124,677)
Intercompany distributions received (paid)………………….	9,249	(9,249)			8,305	(8,305)			29,278	(29,278)
Debt issuance costs………………..					(134)			(134)	(3,590)	(854)		(4,444)
Proceeds from borrowings…………									100,000	23,000		123,000
Payments on borrowings…………..		(22,000)		(22,000)		(21,000)		(21,000)		(28,600)		(28,600)
Net cash provided by (used in) financing activities………….	8,811	(30,811)		(22,000)	6,229	(28,831)		(22,602)	1,318	(36,039)		(34,721)
NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS………..……..	(433)	(4,551)		(4,984)	(427)	(1,912)		(2,339)	1,316	(8,786)		(7,470)
CASH AND CASH
EQUIVALENTS:
Beginning of period…………….	889	11,768		12,657	1,316	13,680		14,996		22,466		22,466
End of period ………..	$456	$7,217		$7,673	$889	$11,768	$ -	$12,657	$1,316	$13,680		$14,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,249	$22,687	$31,936	$6,655	$22,548	$29,203	$18,843	$18,843
Cash paid for income taxes………..					$20	$20	$60	$60
Advance to parent converted to a distribution………………………				$3,188	$3,188
Purchase adjustments to accrued liabilities and goodwill					$1,184	$1,184

CBD MEDIA HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

12.

SIGNIFICANT EVENTS

On December 12, 2006, Local Insight Media, LLC (“Local Insight”) and CBD Media announced the execution of a definitive agreement to combine their businesses.

Under the agreement, 100% of the membership interest of CBD Media’s parent, CBD Media Holdings, will be contributed to Local Insight.  Local Insight is a portfolio company of Welsh, Carson, Anderson & Stowe (“WCAS”).  CBD Media Holdings is owned by affiliates of Spectrum Equity Investors, an affiliate of Cincinnati Bell Inc. and members of CBD Media’s management.  Upon consummation of the transaction, WCAS will own a majority of Local Insight and the current owners of CBD Media Holdings will retain a minority stake of approximately 29%.

The transaction, which is subject to regulatory approval and other closing conditions, is expected to close in the first quarter of 2007.

13.

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Net revenue	$21,229	$23,016	$21,563	$20,677	$86,485
Cost of revenue	7,666	7,959	8,350	8,716	32,691
Amortization & depreciation	6,153	6,152	6,153	6,185	24,643
General & administrative expenses	1,145	1,195	1,122	1,014	4,476

Operating income	6,265	7,710	5,938	4,762	24,675
Other expenses	8,386	8,506	8,488	8,450	33,830

Net income (loss)	$(2,121)	$(796)	$(2,550)	$(3,688)	$(9,155)

2005
Net revenue	$21,887	$22,741	$21,057	$21,107	$86,792
Cost of revenue	7,978	8,343	7,843	8,507	32,671
Amortization & depreciation	6,293	6,295	6,296	6,296	25,180
General & administrative expenses	1,150	1,197	1,096	1,092	4,535

Operating income	6,466	6,906	5,822	5,212	24,406
Other expenses	7,997	8,183	8,266	8,312	32,758

Net income (loss)	$ (1,531)	$ (1,277)	$ (2,444)	$ (3,100)	$(8,352)

CBD MEDIA HOLDINGS LLC

Exhibit 12.1

Ratio of Earnings to Fixed Charges

	Predecessor	CBD Media Holdings LLC
	Period from January 1, 2002 to March 7,	Period from March 8, 2002 to Dec. 31,	Year Ended December 31,
	2002	2002	2003	2004	2005	2006
			(Dollars in thousands)
EARNING AS DEFINED:
Earnings (loss) from operations before income taxes……………….	$4,965	$6,630	$(2,746)	$(1,836)	$(8,352)	$(9,155)
Fixed charges………………………...	31	10,597	25,638	21,927	32,871	33,866
Earnings as defined………………….	$4,996	$17,227	$22,892	$20,091	$24,519	$24,711
FIXED CHARGES AS DEFINED:
Interest expense, including amortization of the debt issue costs	$16	$10,545	$25,549	$21,856	$32,818	$33,831
Portion of rental expense representative of the interest factor	15	52	89	71	53	35
Fixed charges as defined…………….	$31	$10,597	$25,638	$21,927	$32,871	$33,866
RATIO OF EARNINGS TO FIXED CHARGES………………………..	161.2	1.6	0.9	0.9	0.7	0.7
ADDITIONAL INCOME REQUIRED TO MEET A 1.0 RATIO…………………………….	N/A	N/A	$2,746	$1,836	$8,352	$9,156

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas A. Myers, Chief Executive Officer of CBD Media Holdings LLC certify that:

1.	I have reviewed this annual report on Form 10-K of CBD Media Holdings LLC;

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

Date: March 19, 2007

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

Date: March 19, 2007

	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media Holdings LLC hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the annual report on Form 10-K of CBD Media Holdings LLC for the period ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media Holdings LLC

Date: March 19, 2007

	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: March 19, 2007

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