Form 10-Q
period 2007-03-31
CBD Media Holdings LLC
filed 2007-05-14
CIK 1290719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-121185

CBD MEDIA HOLDINGS LLC

(Exact name of registrant as specified in its charter)

DELAWARE	03-0395275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

.                                                 [X] Yes         [  ] No

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007, DECEMBER 31, 2006 AND MARCH 31, 2006

(Dollars in Thousands)

	March 31, 2007 (Unaudited)	December 31, 2006	March 31, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,021	$7,673	$14,669
Accounts receivable (net of allowance of $3,379, $3,325 and $4,226 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively)	4,166	5,561	3,520
Deferred directory costs	6,699	12,840	10,063
Prepaid expenses and other current assets	1,850	325	335
Related party receivable	1,380	2,068	2,050

Total current assets	24,116	28,467	30,637

PROPERTY AND EQUIPMENT (NET)	273	271	247

DEBT ISSUANCE COSTS (net of accumulated amortization of $7,122, $6,618 and $4,899 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively)	7,712	8,011	9,730

GOODWILL	27,115	27,115	27,115

INTANGIBLE ASSETS (NET)	179,454	185,471	203,891

TOTAL ASSETS	$238,670	$249,335	$271,620

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$313	$1,682	$369
Accrued liabilities	7,530	8,588	8,593
Deferred revenue	3,926	7,612	3,890
Other current liabilities	634	634	634
Related party payable	173	234	140

Total current liabilities	12,576	18,750	13,626

LONG-TERM DEBT	357,820	360,000	380,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	357	516	891

Total liabilities	370,753	379,266	394,517
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital	-	-
Retained earnings (deficit)	(132,083)	(129,931)	(122,897)

Total members’ capital (deficit)	(132,083)	(129,931)	(122,897)

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$238,670	$249,335	$271,620

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
NET REVENUE (includes related party amounts of $116 and $125 in 2007 and 2006, respectively)	$20,755	$21,229

COST OF REVENUE (includes related party amounts of $181 and $203 in 2007 and 2006, respectively)	7,955	7,666
AMORTIZATION AND DEPRECIATION	6,050	6,153
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 in 2007 and 2006)	1,605	1,145

OPERATING INCOME	5,145	6,265
OTHER (INCOME) EXPENSES:
Interest expense	8,170	8,397
Interest income	(17)	(11)

Total other expenses	8,153	8,386

NET LOSS	$(3,008)	$(2,121)

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2005	$-	$(120,776)	$(120,776)
NET LOSS		(2,121)	(2,121)

BALANCE AT MARCH 31, 2006	$-	$(122,897)	$(122,897)

BALANCE AT DECEMBER 31, 2006	$-	$(129,931)	$(129,931)
NET LOSS		(3,008)	(3,008)
CONTRIBUTIONS TO MEMBER		856	856
BALANCE AT MARCH 31, 2007	$-	$(132,083)	$(132,083)

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,008)	$(2,121)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	6,050	6,153
Amortization of debt issuance costs	504	504
Changes in certain working capital accounts:
Accounts receivable	2,083	567
Prepaid expenses and other assets	(1,525)	103
Deferred directory costs	6,141	2,376
Accounts payable and other current liabilities	(1,430)	(497)
Accrued liabilities	(1,058)	(50)
Deferred revenue	(3,686)	(3,578)
Other	(159)	(159)

Net cash provided by operating activities	3,912	4,077

CASH FLOWS FROM INVESTING ACTIVITIES -

Capital expenditures	(35)	(65)
Net cash used in investing activities	(35)	(65)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from member	856
Debt issuance cost	(205)
Payments on borrowings	(2,180)	(2,000)

Net cash used in financing activities	(1,529)	(2,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,348	2,012

CASH AND CASH EQUIVALENTS:
Beginning of period	7,673	12,657

End of period	$10,021	$ 14,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,873	$ 6,938

Cash paid for income taxes	$-	$ -

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media Holdings LLC (“CBD Holdings”) is located in Cincinnati, Ohio and owns 100% of CBD Media LLC (“CBD Media” and, together with CBD Holdings, the “Company”). The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM.  CBD Holdings has no material operations or assets of its own other than the equity interests of CBD Media.

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

On March 20, 2007, the businesses of the Company and Local Insight Media, L.P. (“Local Insight”) were combined.  As a result of the consummation of such combination (the “Combination”): (i) CBD Holdings became an indirect, wholly owned subsidiary of Local Insight and (ii) CBD Media remained a wholly owned subsidiary of CBD Holdings.  For more details regarding the Combination, see Note 5, “Change of Control Transaction.”

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2006 included in these condensed consolidated financial statements has been derived from audited consolidated financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount March 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(22,144)	(62,883)	(82)	(21,200)	(106,309)

Net amount at March 31, 2006	$29,856	$91,117	$118	$82,800	$203,891

Carrying amount December 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,099)	(74,433)	(97)	(25,100)	(124,729)

Net amount at December 31, 2006	$26,901	$79,567	$103	$78,900	$185,471

Carrying amount March 31, 2007	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,961)	(78,283)	(102)	(26,400)	(130,746)

Net amount at March 31, 2007	$26,039	$75,717	$98	$77,600	$179,454

Amortization of identifiable intangible assets for the next five years as of March 31, 2007 is as follows:

Period ending March 31:
2008	23,963
2009	23,546
2010	23,182
2011	22,864
2012	19,372

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  Amortization of approximately $504 has been charged to interest expense for the three months ended March 31, 2007 and 2006.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $991, $1,150 and $1,525 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at March 31, 2007, December 31, 2006 and March 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006	March 31, 2006
9 ¼% Senior notes due 2012	$100,000	$100,000	$100,000
8 5/8% Senior subordinated notes due 2011	147,820	150,000	150,000
Term loan facility, payable to a consortium of banks, with interest of 7.82%, 7.725%, and 7.24% at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Due on December 31, 2009.	110,000	110,000	130,000

Total	$357,820	$360,000	$380,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at March 31, 2007, December 31, 2006 or March 31, 2006.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s Certificate of Formation and Operating Agreement or any provision of any material contract.  Other restrictive covenants include leverage restrictions and interest coverage.  At March 31, 2007 and 2006, the Company was in compliance with all restrictive covenants.

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

The Combination resulted in a “Change of Control” for purposes of the indentures governing CBD Holdings’ 9 ¼% Senior notes due 2012 and CBD Media’s 8 ⅝% Senior subordinated notes due 2011.  In connection with such transaction: (i) CBD Holdings offered to repurchase any and all of its 9 ¼% Senior notes due 2012 and (ii) CBD Media offered to repurchase any and all of its 8 ⅝% Senior subordinated notes due 2011.  Upon the close of such offers, $2,180 of CBD Media’s 8 ⅝% Senior subordinated notes due 2011 and none of CBD Holdings’ 9 ¼% Senior notes due 2012 had been tendered and repurchased.

The fair value of the Company’s debt obligations was approximately $367,505, $365,625 and $384,250 as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$110,000
2011	147,820
2012	100,000

TOTAL	$357,820

Immediately prior to the closing of the Combination a special dividend in the aggregate amount of $82 million (the “Special Dividend”) was paid to CBD Holdings’ equity holders.  Such special dividend is described in greater detail below in Note 5, “Change of Control Transaction.”  The Special Dividend was funded pursuant to a Bridge Loan Agreement (the “Bridge Loan Agreement”) dated as of March 20, 2007, by and among CBD Investor, Inc., CBD Media Holdings II LLC, Local Insight Media LLC, the several lenders from time to time parties thereto, and Wachovia Investments Holdings, LLC as administrative agent.  Under the Bridge Loan Agreement, CBD Investor borrowed an aggregate of $91 million, which was used to fund the Special Dividend, to pay fees and expenses arising in connection with the transaction and for working capital purposes.

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $181 and $203 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services. Total fees for such services were $116 and $125, for the three months ended March 31, 2007 and 2006, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of advisory agreements. Total fees for such services were $500 for the three months ended March 31, 2007 and 2006, respectively.

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

In connection with the recapitalization in June 2003, CBD Investor, Inc. (the parent of CBD Holdings prior to the Combination) established an incentive compensation program for the Company’s employees who hold the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.  This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events.  Additionally, in order for any incentive amount to be payable, the aggregate value of the Class C units at such event must equal or exceed $8,600 but may not exceed $13,250.  If the total value of the Class C units at the time of such event exceeds $13,250, then no incentive amount is payable.  The incentive amount will be paid upon the occurrence of a qualifying event and charged to expense when the incentive payment becomes probable and in accordance with the remaining vesting period.

In April 2005, the holders of the Class C units received aggregate tax distributions from the Company of approximately $36.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  Due to the change in control, the Class C Unit Holders were paid $856.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In October 2005, and 2006 CBD Holdings paid approximately $438, or approximately one-third, of the remaining $1,315 to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units became fully vested upon the completion of the Combination and participated in the payment of the Special Dividend on March 20, 2007.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the three months ended March 31, 2007 and 2006 was $140 and $82, respectively.  The final payment was made due to the change in control.

5.

CHANGE OF CONTROL TRANSACTION

On March 20, 2007, CBD Media and Local Insight consummated the previously announced combination of their businesses pursuant to a Contribution Agreement (the "Agreement"), dated as of December 11, 2006, by and among Local Insight Media, LLC (“LIM, LLC,” the predecessor of Local Insight), CBD Investor, Inc. (“CBD Investor”), Cincinnati Bell Inc. Holdings (“CBIH”), the holders of equity securities of CBD Investor (the “CBD Investor Stockholders”), the holders of Class C Units of CBD Media Holdings (the “Class C Holders”), and the holders of equity securities of LIM, LLC.

Prior to the Combination, CBD Investor, CBIH and the Class C Holders collectively owned 100% of the membership interests of CBD Holdings.  In connection with the consummation of the transactions contemplated by the Agreement: (i) all the membership interests of CBD Holdings held by CBIH and the Class C Holders were contributed to CBD Media Holdings II LLC (“Holdings II”); (ii) LIM, LLC, directly or indirectly, received a contribution of (A) all the equity interests of CBD Investor from the CBD Investor Stockholders and (B) all the equity interest of Holdings II held by CBIH and the Class C Holders; (iii) LIM, LLC contributed all the equity interests of CBD Investor and Holdings II to Local Insight Media, Inc., a wholly owned subsidiary of LIM, LLC (“LIMI”); (iv) LIMI contributed all the equity interests of Holdings II to CBD Investor; (v) Holdings II merged with and into CBD Investor; and (vi) LIM, LLC converted from a limited liability company into a limited partnership.  As a result of the Combination, CBD Holdings became an indirect, wholly owned subsidiary of Local Insight.

Prior to the Combination: (i) certain affiliates of Spectrum Equity Investors (“Spectrum”), through CBD Investor, owned membership interests that represented approximately 95% of the economic interests and 100% of the voting power, respectively, of CBD Media Holdings and (ii) Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital IV, L.P. and WCAS Management Corporation (collectively, “WCAS”) owned in excess of 99% of LIM, LLC.  Following the consummation of the Combination, WCAS owned approximately 71% of Local Insight’s limited partnership interests and Spectrum owned approximately 27% of Local Insight’s limited partnership interests.

Immediately prior to the consummation of the Combination, the Special Dividend, in the aggregate amount of $82 million, was paid to the CBD Investor Stockholders, CBIH and the Class C Holders.  The Special Dividend was funded pursuant to the Bridge Loan Agreement.

The Agreement was filed with the SEC as Exhibit 2.1 to CBD Holdings’ 8-K filed on March 27, 2007.

6.

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

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of March 31, 2007, December 31, 2006 and March 31, 2006 and for the three months ended March 31, 2007 and 2006.  The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries.  Separate financial statements for CBD Holdings are not presented based on management’s determination that they do not provide additional information that is material to investors.

	March 31, 2007				December 31, 2006				March 31, 2006
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents……….		$10,021		$10,021	$456	$7,217		$7,673	$890	$13,779		$14,669
Accounts receivable (net) ……….		4,166		4,166		5,561		5,561		3,520		3,520
Deferred directory costs ………...		6,699		6,699		12,840		12,840		10,063		10,063
Prepaid expenses and other		1,850		1,850
current assets ………………….						325		325		335		335
Related party receivable ………...		1,380		1,380		2,068		2,068		2,050		2,050
Total current assets …………..		24,116		24,116	456	28,011		28,467	890	29,747		30,637
PROPERTY AND EQUIPMENT
(NET) …………………………...		273		273		271		271		247		247
DEBT ISSUANCE COSTS
(NET) …………………………...	$2,551	5,161		7,712	2,672	5,339		8,011	3,034	6,696		9,730
GOODWILL ……………………….		27,115		27,115		27,115		27,115		27,115		27,115
INTANGIBLE ASSETS (NET) ……		179,454		179,454		185,471		185,471		203,891		203,891
TOTAL ASSETS …………………..	$2,551	$236,119		$238,670	$3,128	$246,207	$ -	$249,335	$3,924	$267,696	$ -	$271,620

LIABILITIES AND MEMBERS’
CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ……………….		313		313		$1,682		$1,682		$369		$369
Accrued liabilities ………………	1,952	5,578		7,530	$4,265	4,323		8,588	$1,952	6,641		8,593
Deferred revenue ………………..		3,926		3,926		7,612		7,612		3,890		3,890
Other current liabilities ………….		634		634		634		634		634		634
Related party payable …………...		173		173		234		234		140		140

Total current liabilities ………..	1,952	10,624		12,576	4,265	14,485		18,750	1,952	11,674		13,626
LONG-TERM DEBT ………………	100,000	257,820		357,820	100,000	260,000		360,000	100,000	280,000		380,000
OTHER LONG-TERM		357		357
LIABILITIES …………………….						516		516		891		891
EXCESS DISTRIBUTIONS FROM
SUBSIDIARY ……………………	32,682		(32,682)		28,794		$(28,794)		24,869		$(24,869)
TOTAL LIABILITIES	134,634	268,801	(32,682)	370,753	133,059	275,001	(28,794)	379,266	126,821	292,565	(24,869)	394,517
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital ……………...
Retained earnings (deficit) ……...	(132,083)	(32,682)	32,682	(132,083)	(129,931)	(28,794)	28,794	(129,931)	(122,897)	(24,869)	24,869	(122,897)
Total members’ capital (deficit)	(132,083)	(32,682)	32,682	(132,083)	(129,931)	(28,794)	28,794	(129,931)	(122,897)	(24,869)	24,869	(122,897)
TOTAL LIABILITIES AND
MEMBERS’ CAPITAL
(DEFICIT) ………………………..	$2,551	$236,119	-	$238,670	$3,128	$246,207	$ -	$249,335	$3,924	$297,696	$ -	$271,620

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated

NET REVENUE …………………...		$20,755		$20,755		$21,229		$21,229
COST OF REVENUE ……………...		7,955		7,955		7,666		7,666
AMORTIZATION AND
DEPRECIATION ……. ………...		6,050		6,050		6,153		6,153
GENERAL AND
ADMINISTRATIVE
EXPENSES …………. ………...		1,605		1,605		1,145		1,145
OPERATING INCOME (LOSS).…..		5,145		5,145		6,265		6,265
OTHER (INCOME) EXPENSES:
Interest expense ………………….	$2,433	5,737		8,170	$2,432	5,965		8,397
Interest income …………………..	-	(17)		(17)	(1)	(10)		(11)
Earnings in subsidiary …………...	575		$(575)		(310)		$310
Total other (income) expenses	3,008	5,720	(575)	8,153	2,121	5,955	310	(8,386)

NET INCOME (LOSS) …………….	$(3,008)	$(575)	$575	$(3,008)	$(2,121)	$310	$(310)	$(2,121)

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)………………….	$(3,008)	$(575)	$575	$(3,008)	$(2,121)	$310	$(310)	$(2,121)
Adjustments to reconcile net
income (loss) to cash flows
provided by operating activities:
Depreciation and
amortization ……………...……...		6,050		6,050		6,153		6,153
Amortization of debt issuance costs	121	383		504	121	383		504
Subsidiary earnings ………………	575		(575)		(310)		310
Changes in certain working
capital accounts:
Accounts receivable...…………...		2,083		2,083		567		567
Prepaid expenses and other
assets ………...………………...		(1,525)		(1,525)		103		103
Deferred directory costs ………...		6,141		6,141		3,155		3,155
Accounts payable ……………….		(1,430)		(1,430)		(497)		(497)
Accrued liabilities ………………	(2,313)	1,255		(1,058)	(2,314)	2,264		(507)
Deferred revenue ………………..		(3,686)		(3,686)		(3,578)		(3,578)
Other …………………………….		(159)		(159)		(159)		(159)
Net cash provided by operating activities	(4,625)	8,537		3,912	(4,624)	8,701		4,077
CASH FLOWS FROM INVESTING
ACTIVITIES -
Capital expenditures		(35)		(35)	-	(65)	-	(65)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany distributions received (paid)	4,625	(4,625)			4,625	(4,625)
Debt issuance cost		(205)		(205)
Contributions from (to) members..	(456)	1,312		856
Payments on borrowings ………….		(2,180)		(2,180)		(2,000)		(2,000)
Net cash provided by (used
in) financing activities ……	4,169	(5,698)		(1,529)	4,625	(6,625)		(2,000)
NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS	(456)	2,804		2,348	1	2,011		2,012
CASH AND CASH
EQUIVALENTS:
Beginning of period……………...	456	7,217		7,673	889	11,768		12,657
End of period …………………....	-	10,021		10,021	$890	$13,779	$ -	$14,669
SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest ……………..	$4,625	$2,248		$6,873	$4,625	$2,313		$6,938
Cash paid for income taxes ………		-		-	-	-		-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CBD Media Holdings LLC (“CBD Holdings”) operates entirely through its wholly-owned subsidiary, CBD Media LLC (“CBD Media”).

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census.  We are a leader in the directory publishing industry, and in 2006, we believe our directories captured over 86% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories.  In 2006, we published 15 yellow pages directories and distributed over 2.4 million copies.  These directories included advertisements from over 16,000 local customers who are principally small and medium-sized businesses, as well as approximately 1,200 national advertisers.  We are also the exclusive publisher of the white pages for Cincinnati Bell Telephone.  In 2006, we published one white pages directory and distributed over one million copies to businesses and residences.

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

On March 20, 2007, CBD Media and Local Insight Media, LP (“Local Insight”) consummated the previously announced combination of their businesses (the “Combination”) pursuant to a Contribution Agreement (the “Agreement”), dated as of December 11, 2006, by and among Local Insight Media, LLC (“LIM, LLC,” the predecessor of Local Insight), CBD Investor, Inc. (“CBD Investor”), Cincinnati Bell Inc. Holdings (“CBIH”), the holders of equity securities of CBD Investor (the “CBD Investor Stockholders”), the holders of Class C Units of CBD Media Holdings (the “Class C Holders”), and the holders of equity securities of LIM, LLC.

Prior to the Combination, CBD Investor, CBIH and the Class C Holders collectively owned 100% of the membership interests, of CBD Holdings.  In connection with the consummation of the transactions contemplated by the Agreement: (i) all the membership interests of CBD Holdings held by CBIH and the Class C Holders were contributed to CBD Media Holdings II LLC (“Holdings II”); (ii) LIM, LLC, directly or indirectly, received a contribution of (A) all the equity interests of CBD Investor from the CBD Investor Stockholders and (B) all the equity interest of Holdings II held by CBIH and the Class C Holders; (iii) LIM, LLC contributed all the equity interests of CBD Investor and Holdings II to Local Insight Media, Inc., a wholly owned subsidiary of LIM, LLC (“LIMI”); (iv) LIMI contributed all the equity interests of Holdings II to CBD Investor; (v) Holdings II merged with and into CBD Investor; and (vi) LIM, LLC converted from a limited liability company into a limited partnership.  As a result of the Combination, CBD Holdings became an indirect, wholly owned subsidiary of Local Insight.

Prior to the Combination: (i) certain affiliates of Spectrum Equity Investors (“Spectrum”), through CBD Investor, owned membership interests that represented approximately 95% of the economic interests and 100% of the voting power, respectively, of CBD Media Holdings and (ii) Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital IV, L.P. and WCAS Management Corporation (collectively, “WCAS”) owned in excess of 99% of LIM, LLC.  Following the consummation of the Combination, WCAS owned approximately 71% of Local Insight’s limited partnership interests and Spectrum owned approximately 27% of Local Insight’s limited partnership interests.

As used herein, unless the context otherwise requires, “CBD Media” refers to the business of CBD Media LLC, “CBD Holdings” refers to CBD Media Holdings LLC, the parent of CBD Media, and the “Company,” “we,” “us,” “our” or other similar terms refer collectively to CBD Holdings and CBD Media.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006.

Net Revenue. Net revenue for the three months ended March 31, 2007 was $20.8 million, consisting of $15.2 million in local advertising, $3.6 million in national advertising and $2.0 million in internet advertising. Net revenue for the three months ended March 31, 2006 was $21.2 million, consisting of $16.5 million in local advertising, $3.5 million in national advertising and $1.2 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in 2006.

Adjustments to revenue were $0.7 million for the three months ended March 31, 2007 and 2006.  Adjustments as a percentage of total revenue were 3.4% and 3.3% for the three months ended March 31, 2007 and 2006, respectively.

Cost of Revenue. Cost of revenue was $8.0 million and $7.7 million for the three months ended March 31, 2007 and 2006, respectively.  Cost of revenue represented 38.3% and 36.3% of net revenue for the three months ended March 31, 2007 and 2006, respectively.  The higher costs are associated with $0.5 million increase in internet expense associated with the $0.5 million increase in internet revenue.

General and Administrative Expense. General and administrative expense was $1.6 million for the three months ended March 31, 2007 and $1.1 million for the three months ended March 31, 2006.  The increase is due to additional one-time expenses associated with the Combination.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.1 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively.  The difference primarily is related to the accelerated amortization method that is used for advertiser related intangible assets.

Interest Expense. Interest expense was $8.2 million and $8.4 million for the three months ended March 31, 2007 and 2006, respectively.  The increase is primarily related to the decrease in the outstanding borrowings.

Net Income (Loss). Net loss was $3.0 million for the three months ended March 31, 2007 compared to $2.1 million for the same period in 2006.  The increase loss is primarily related to decrease in local revenue and costs associated with the Combination.

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

Total capital expenditures were $35,000 in 2007 and $65,000 in 2006.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the three months ended March 31, 2007, was $3.9 million as compared to $4.1 million for the same period in 2006.  The change was primarily due to the timing of payments for printing costs associated with the June directories.  A $3.1 million payment was made in March 2006 for the June directories and the comparable payment in 2005 was made in the second quarter.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2007, was $1.5 million as compared to $2.0 million for the same period in 2006.  Payments on borrowings increased $.2 million, debt issuance cost increased $.2 million which were offset by a $.9 million contribution from member.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was insignificant.

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

The Combination resulted in a “Change of Control” for purposes of the indentures governing CBD Holdings’ 9 ¼% senior notes due 2012 and CBD Media’s 8 ⅝% senior subordinated notes due 2011.  In connection with such transaction: (i) CBD Holdings offered to repurchase any and all of its 9 ¼% senior notes due 2012 and (ii) CBD Media offered to repurchase any and all of its 8 ⅝% senior subordinated notes due 2011.  Upon close of such offers, $2.18 million of CBD Media’s 8 ⅝% senior subordinated notes due 2011 and none of CBD Holdings’ 9 ¼% senior notes due 2012 had been tendered and repurchased.

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

The following table outlines the financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at March 31, 2007
January 1, 2007 through June 30, 2007	7.50 to 1.00	7.03 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at March 31, 2007
October 1, 2006 through September 30, 2007	2.75 to 1.00	2.16 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Senior Leverage Ratio at March 31, 2007
For each fiscal quarter from January 1, 2007 and thereafter	1.35 to 1.00	1.62 to 1.00

Agreements with affiliates.  We were a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI.  This advisory agreement requires us to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses.  Pursuant to a letter of instruction effective October 1, 2003, ACI directed us to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursements of expenses.  Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI.  The letter of instruction has been withdrawn and, pursuant to the advisory agreement, we made quarterly payments of $500,000 to ACI directly and reimbursed ACI for reasonable expenses, effective October 1, 2004.  Such advisory agreement terminated upon the consummation of the Combination.  No amounts were paid to ACI during the quarter ended March 31, 2007.

In connection with the Combination, CBD Media and LIMI entered into a management services agreement.  This advisory agreement requires CBD Media to make an annual payment of $2 million to LIMI.  CBD paid $2 million to LIMI in the quarter ended March 31, 2007 and will recognize such payment over the twelve months in 2007.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of March 31, 2007, approximately 69% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.1 million.

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

The management of CBD Holdings assessed the effectiveness of the company's internal control over financial reporting as of March 31, 2007, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

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

Because of the material weakness described in the preceding paragraph, management believes that as of March 31, 2007, the Company's internal control over financial reporting was not effective.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the

year ended December 31, 2006.

Item 2.

Unregistered Sales of Equity Securities and use of Proceeds.  Not applicable.

Item 3.

Defaults upon Senior Securities.  Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.

Other Information.  Not applicable.

Item 6.

Exhibits

Exhibit 2.1

Contribution Agreement dated as of December 11, 2006, by and among Local Insight Media, LLC, CBD Investor, Inc., Cincinnati Bell Inc. Holdings, the holders of equity securities of CBD Investor, Inc., the holders of Class C Units of CBD Media Holdings LLC, and the holders of equity securities of Local Insight Media, LLC (incorporated by reference to Exhibit 2.1 to CBD Media Holdings’ Current Report on Form 8-K filed March 26, 2007).

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

Exhibit 3.5	Bylaws of CBD Media Holdings LLC (incorporated by reference to Exhibit 3.5 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).
Exhibit 3.6	Bylaws of CBD Holdings Finance, Inc. (incorporated by reference to Exhibit 3.6 to CBD Media Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).
Exhibit 3.7	Second Amendment to Limited Liability Company Agreement of CBD Media Holdings LLC (incorporated by reference to Exhibit 3.1 to CBD Media Holdings’ Current Report on Form 8-K filed March 26, 2007).

Exhibit 3.8	Third Amendment to Limited Liability Company Agreement of CBD Media Holdings LLC (incorporated by reference to Exhibit 3.2 to CBD Media Holdings’ Current Report on Form 8-K filed March 26, 2007).
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

Exhibit 4.3

Exchange and Registration Rights Agreement, dated October 26, 2004, by and among CBD Media Holdings LLC, CBD Holdings Finance, Inc. and Lehman Brothers Inc. on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004.

Exhibit 4.4

Purchase Agreement, dated October 21, 2004, by and among CBD Media Holdings LLC, CBD Holdings Finance, Inc. and Lehman Brothers Inc., on behalf of initial purchasers and the financial institutions and entities thereto as Lenders (incorporated by reference to Exhibit 4.4 to CBD Holdings’ Registration Statement on Form S-4 (No. 333-121185) filed December 13, 2004).

Exhibit 10.1

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

Exhibit 10.2

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

Exhibit 10.4

License Agreement between Cincinnati Bell Inc. and CBD Media, Inc., dated as of February 4, 2002 (incorporated by reference to Exhibit 10.4 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 10.5**

Agreement between Cincinnati Bell Directory Inc. and Quebecor Printing Directory Sales Corporation (now known as Quebecor World Directory Sales Corporation) dated January 1, 1999 and as amended November 20, 2001.

Exhibit 10.6*	Directory Delivery Agreement between Cincinnati Bell Directory, Inc. and Directory Distributing Associates, Inc., dated January 1, 2003.
Exhibit 10.7*	Advisory Fee Letter Agreement by and between CBD Media LLC and Applegate & Collatos, Inc., dated as of March 7, 2002.
Exhibit 10.8*	Amendment to the Letter Agreement of March 7, 2002, dated as of June 13, 2003.
Exhibit 10.9**	Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated March 4, 2002.
Exhibit 10.10**	Employment Agreement between CBD Media LLC and John P. Schwing dated March 8, 2002.
Exhibit 10.11**	Employment Agreement between CBD Media LLC and David D. Miller dated March 8, 2002.
Exhibit 10.12	Amendment to Letter Agreement of March 7, 2002 and amended June 13, 2003, dated as of December 23, 2003.

Exhibit 10.13

First Amendment and Waive to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent.

Exhibit 10.14

Amendment No. 6 by and between CBD Media, LLC and Quebecor World Directory Sales Corporation and Quebecor World Hazleton, Inc. dated November 16, 2005, which amends the Printing and Binding Agreement dated July 23, 1998, as amended as of December 22, 1999, November 20, 2001, December 10, 2004 and March 18, 2004.

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

*

   As filed with CBD Media LLC’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.

**

   As filed with CBD Media LLC’s Amendment No. 1 on Form S-4 (No. 333-107783) filed November 5, 2003.

*** This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of

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

CBD MEDIA HOLDINGS LLC

Date: May 14, 2007	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: May 14, 2007
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

Date: May 14, 2007
	By:	/s/ JOHN P. SCHWING
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media Holdings LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media Holdings LLC for the quarter ended March 31, 2007(the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media Holdings LLC.

Date: May 14, 2007
	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: May 14, 2007
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