Form 10-Q
period 2007-06-30
CBD Media Holdings LLC
filed 2007-08-09
CIK 1290719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-121185

CBD MEDIA HOLDINGS LLC

(Exact name of registrant as specified in its charter)

DELAWARE	03-0395275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

.                                                 [X] Yes         [  ] No

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007, DECEMBER 31, 2006 AND JUNE 30, 2006

(Dollars in Thousands)

	June 30, 2007 (Unaudited)	December 31, 2006	June 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,907	$7,673	$10,772
Accounts receivable (net of allowance of $4,565, $3,325 and $4,244 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively)	12,526	5,561	13,024
Deferred directory costs	19,266	12,840	19,200
Prepaid expenses and other current assets	2,041	325	529
Related party receivable	1,096	2,068	1,339
Total current assets	40,836	28,467	44,864

PROPERTY AND EQUIPMENT (NET)	303	271	266

DEBT ISSUANCE COSTS (net of accumulated amortization of $7,625, $6,618 and $5,403 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively)	7,451	8,011	9,226

GOODWILL	27,115	27,115	27,115

INTANGIBLE ASSETS (NET OF AMORTIZATION)	173,436	185,471	197,751
TOTAL ASSETS	$249,141	$249,335	$279,222

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable – Intercompany	$25	$-	$-
Accounts payable	734	1,682	810
Accrued liabilities	11,787	8,588	12,854
Deferred revenue	11,746	7,612	12,260
Other current liabilities	634	634	634
Related party payable	375	234	524
Total current liabilities	25,301	18,750	27,082

LONG-TERM DEBT	355,820	360,000	375,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	399	516	833

Total liabilities	381,520	379,266	402,915
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital		-	-
Retained earnings (deficit)	(132,379)	(129,931)	(123,693)
Total members’ capital (deficit)	(132,379)	(129,931)	(123,693)

TOTAL LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)	$249,141	$249,335	$279,222

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
NET REVENUE (includes net related party amounts of $1,668 and $1,223 for the three months ended June 30, 2007 and 2006, respectively and amounts of $1,784 and $1,348 for the six months ended June 30, 2007 and 2006, respectively)	$22,714	$23,016	$43,469	$44,245

COST OF REVENUE (includes related party amounts of $306 and $346 for the three months ended June 30, 2007 and 2006, respectively and amounts of $487 and $549 for the six months ended June 30, 2007 and 2006, respectively)	8,123	7,959	16,078	15,625
AMORTIZATION AND DEPRECIATION	6,046	6,152	12,096	12,305
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 for the three months ended June 30, 2007 and 2006, respectively and amounts of $1,000 and $1,000 for the six months ended June 30, 2007 and 2006, respectively)	1,081	1,195	2,685	2,340

OPERATING INCOME	7,464	7,710	12,610	13,975
OTHER (INCOME) EXPENSES:
Interest expense	8,216	8,520	16,386	16,917
Interest income	(10)	(14)	(27)	(25)

Total other expenses	8,206	8,506	16,359	16,892

NET (LOSS)	$(742)	$(796)	$(3,749)	$(2,917)

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Members’ Capital (Deficit)
BALANCE AT DECEMBER 31, 2005	$-	$(120,776)	$(120,776)
NET LOSS		(2,917)	(2,917)
BALANCE AT JUNE 30, 2006	$-	$(123,693)	$(123,693)

BALANCE AT DECEMBER 31, 2006	$-	$(129,931)	$(129,931)
NET LOSS		(3,749)	(3,749)
CONTRIBUTIONS TO MEMBER		1,301	1,301
BALANCE AT JUNE 30, 2007	$-	$(132,379)	$(132,379)

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,749)	$ (2,917)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	12,096	12,305
Amortization of debt issuance costs	1,007	1,008
Changes in certain working capital accounts:
Accounts receivable	(5,993)	(8,226)
Prepaid expenses and other assets	(1,716)	(91)
Deferred directory costs	(6,426)	(5,982)
Accounts payable and other current liabilities	(782)	328
Accrued liabilities	3,199	4,212
Deferred revenue	4,134	4,792
Other	(117)	(217)

Net cash provided by operating activities	1,653	5,212

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(93)	(97)
Net cash used in investing activities	(93)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from member	1,301	-
Debt issuance costs	(447)	-
Payments on borrowings	(4,180)	(7,000)

Net cash used in financing activities	(3,326)	(7,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,766)	(1,885)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,673	12,657

End of period	$5,907	$ 10,772

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,515	$ 15,994

Cash paid for income taxes	$-	$ -

See notes to condensed consolidated financial statements.

CBD MEDIA HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media Holdings LLC (“CBD Holdings”) is located in Cincinnati, Ohio and owns 100% of CBD Media LLC (“CBD Media” and, together with CBD Holdings, the “Company”). The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of traditional printed directories, an internet-based directory website, www.cincinnatibellyellowpages.com, and electronic directories on CD-ROM.  CBD Holdings has no material operations of its own or assets other than the equity interests of CBD Media.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount June 30, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(23,129)	(66,733)	(87)	(22,500)	(112,449)

Net amount at June 30, 2006	$28,871	$87,267	$113	$81,500	$197,751

Carrying amount December 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,099)	(74,433)	(97)	(25,100)	(124,729)

Net amount at December 31, 2006	$26,901	$79,567	$103	$78,900	$185,471

Carrying amount June 30, 2007	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(26,824)	(82,133)	(107)	(27,700)	(36,764)

Net amount at June 30, 2007	$25,176	$71,867	$93	$76,300	$173,436

Amortization of identifiable intangible assets for the next five years as of June 30, 2007 is as follows:

Period ending June 30:
2008	$23,855
2009	23,452
2010	23,100
2011	22,792
2012	16,096

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  Amortization of approximately $1,007 and $1,008 has been charged to interest expense for the six months ended June 30, 2007 and 2006, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,033, $1,150 and $1,467 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, the member’s respective share of income is included in its federal return.

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

2.

LONG-TERM DEBT

Long-term debt at June 30, 2007, December 31, 2006 and June 30, 2006 consisted of the following:

	June 30, 2007	December 31, 2006	June 30, 2006
9 ¼% Senior notes due 2012	$100,000	$100,000	$100,000
8 5/8% Senior subordinated notes due 2011	147,820	150,000	150,000
Term loan facility, payable to a consortium of banks, with interest of 7.82%, 7.73%, and 7.76% at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Due on December 31, 2009.	108,000	110,000	125,000

Total	$355,820	$360,000	$375,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at June 30, 2007, December 31, 2006 or June 30, 2006.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s Certificate of Formation and Operating Agreement or any provision of any material contract.  Other restrictive covenants include leverage restrictions and interest coverage.  At June 30, 2007 and 2006, the Company was in compliance with all restrictive covenants.

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

The Combination resulted in a “Change of Control” for purposes of the indentures governing CBD Holdings’ 9 ¼% Senior notes due 2012 and CBD Media’s 8 ⅝% Senior subordinated notes due 2011.  In connection with the Combination: (i) CBD Holdings offered to repurchase any and all of its 9 ¼% Senior notes due 2012 and (ii) CBD Media offered to repurchase any and all of its 8 ⅝% Senior subordinated notes due 2011.  Upon the close of such offers, $2,180 of CBD Media’s 8 ⅝% Senior subordinated notes due 2011 and none of CBD Holdings’ 9 ¼% Senior notes due 2012 had been tendered and repurchased.

The fair value of the Company’s debt obligations was approximately $360,369, $365,625 and $372,438 as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$108,000
2011	147,820
2012	100,000

TOTAL	$355,820

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

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a limited partner of Local Insight, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $487 and $549 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total gross fees for such services were $4,893 and $4,565, for the six months ended June 30, 2007 and 2006, respectively, which had related pass through expenses of $3,110 and $3,217 for the six months ended June 30, 2007 and 2006, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $555 and $1,000 for the six months ended June 30, 2007 and 2006, respectively.

4.

MANAGEMENT UNIT AWARDS AND INCENTIVE COMPENSATION

During 2002, CBD Holdings awarded 23,570 Class C units in CBD Holdings to management of CBD Media.  During 2003, an additional 806 Class C units were issued.  In 2004, 330 Class C units were forfeited.  The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3.  The Class C units were subject to various restrictions, including continuous employment over a four year period.  Subsequent to the vesting period, any transfer or sale of the Class C units was subject to the approval of the majority owners of CBD Holdings.  Management believed that the restrictions on liquidation and lack of voting rights made the Class C units subordinate to the other classes of unit holders in CBD Holdings.  Prior to the adoption of FAS 123-R – “Share-Based Payment”, management considered this arrangement to be consistent with the definition of junior stock and was accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 – “Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock”.  Compensation expense was not recorded until a measurement date was reached in accordance with FIN 38.

On January 1, 2006, the Company adopted FAS 123-R, using a modified prospective application.  Accordingly, prior period amounts have not been restated.  The adoption of FAS 123-R did not have a significant effect on the Company’s financial statements and related disclosures.

In connection with the recapitalization in June 2003, CBD Investor, Inc. (parent of CBD Holdings prior to the Combination) established an incentive compensation program for the Company’s employees who held the Class C units, under which CBD Investor, Inc. paid these employees as a group an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.

In April 2005, the holders of the Class C units received aggregate tax distributions from the Company of approximately $36.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  Due to the change in control, the Class C Unit Holders were paid $856.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units were eligible to receive additional distributions of approximately $1,315.  The Class C units generally vested over a three-year period on each anniversary of the recapitalization, subject to continued employment with the Company.  In October 2005, CBD Holdings paid approximately $438, or approximately one-third of the remaining $1,326 to holders of the Class C units.  The holders of Class C units became fully vested upon the completion of the Combination and participated in the payment of the Special Dividend on March 20, 2007.  Compensation expense for the six months ended June 30, 2007 and 2006 was $140 and $164, respectively.

5.

CHANGE OF CONTROL TRANSACTION

On March 20, 2007, CBD Media and Local Insight consummated the previously announced combination of their businesses pursuant to a Contribution Agreement (the “Agreement”), dated as of December 11, 2006, by and among Local Insight Media, LLC (“LIM, LLC,” the predecessor of Local Insight), CBD Investor, Inc. (“CBD Investor”), Cincinnati Bell Inc. Holdings (“CBIH”), the holders of equity securities of CBD Investor (the “CBD Investor Stockholders”), the holders of Class C Units of CBD Media Holdings (the “Class C Holders”), and the holders of equity securities of LIM, LLC.  This agreement caused change of shareholders, while not altering the operation of the business from its previous form.

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

Set forth below are the consolidated financial statements of CBD Holdings and its restricted subsidiaries as of June 30, 2007, December 31, 2006 and June 30, 2006 and for the six months ended June 30, 2007 and 2006.  The equity method of accounting has been used by CBD Holdings to report its investment in subsidiaries.  Separate financial statements for CBD Holdings are not presented based on management’s determination that they do not provide additional information that is material to investors.

	June 30, 2007				December 31, 2006				June 30, 2006
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents…		$5,907		$5,907	$456	$7,217		$7,673	$892	$9,880		$10,772
Accounts receivable (net) …		12,526		12,526		5,561		5,561		13,024		13,024
Deferred directory costs……		19,266		19,266		12,840		12,840		19,200		19,200
Prepaid expenses and other
current assets…………		2,041		2,041		325		325		529		529
Related party receivable……		1,096		1,096		2,068		2,068		1,339		1,339
Total current assets …………..		40,836		40,836	456	28,011		28,467	892	43,972		44,864
PROPERTY AND EQUIPMENT
(NET) …………………………...		303		303		271		271		266		266
DEBT ISSUANCE COSTS
(NET) …………………...	$2,431	5,020		7,451	2,672	5,339		8,011	2,913	6,313		9,226
GOODWILL……………………….		27,115		27,115		27,115		27,115		27,115		27,115
INTANGIBLE ASSETS (NET)…..		173,436		173,436		185,471		185,471		197,751		197,751
TOTAL ASSETS………………….	$2,431	$246,710		$249,141	$3,128	$246,207		$$249,335	$3,805	$275,417	$	$ 279,222

LIABILITIES AND MEMBERS’
CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable intercompany..		$25		$25
Accounts payable……………….		734		734		$1,682		$1,682		$810		$810
Accrued liabilities………………	$4,265	7,522		11,787	$4,265	4,323		8,588	$4,265	8,589		12,854
Deferred revenue………………..		11,746		11,746		7,612		7,612		12,260		12,260
Other current liabilities………….		634		634		634		634		634		634
Related party payable…………..		375		375		234		234		524		524

Total current liabilities………..	4,265	21,036		25,301	4,265	14,485		18,750	4,265	22,817		27,082
LONG-TERM DEBT………………	100,000	255,820		355,820	100,000	260,000		360,000	100,000	275,000		375,000
OTHER LONG-TERM
LIABILITIES………………….		399		399		516		516		833		833
EXCESS DISTRIBUTIONS FROM
SUBSIDIARY………………	30,545		$(30,545)		28,794		$(28,794)		23,233		$(23,233)
TOTAL LIABILITIES	134,810	277,255	(30,545)	381,520	133,059	275,001	(28,794)	379,266	127,498	298,650	(23,233)	402,915
MEMBERS’ CAPITAL (DEFICIT):
Contributed capital ……………...
Retained earnings (deficit)………	(132,379)	(30,545)	30,545	(132,379)	(129,931)	(28,794)	28,794	(129,931)	(123,693)	(23,233)	23,233	(123,693)
Total members' capital (deficit)	(132,379)	(30,545)	30,545	(132,379)	(129,931)	(28,794)	28,794	(129,931)	(123,693)	(23,233)	23,233	(123,693)
TOTAL LIABILITIES AND
MEMBERS’ CAPITAL
(DEFICIT)…………………	$2,431	$246,710	$ -	$249,141	$3,128	$246,207	$ -	$249,335	$3,805	$275,417	$ -	$ 279,222

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated

NET REVENUE …………………...		$43,469		$43,469		$44,245		$44,245
COST OF REVENUE ……………...		16,078		16,078		15,625		15,625
AMORTIZATION AND
DEPRECIATION…….………...		12,096		12,096		12,305		12,305
GENERAL AND
ADMINISTRATIVE
EXPENSES……………………..		2,685		2,240		2,340		2,340
OPERATING INCOME (LOSS)..		12,610		13,055		13,975		13,975
OTHER (INCOME) EXPENSES:
Interest expense……………….	$4,866	11,520		16,386	$4,866	12,051		16,917
Interest income………………..		(27)		(27)	(3)	(22)		(25)
Earnings in subsidiary…………..	(1,562)		$1,562		(1,946)		$1,946

Total other (income) expenses	3,304	11,493	1,562	16,359	2,917	12,029	1,946	16,892

NET INCOME (LOSS)……………	$(3,304)	$1,117	$(1,562)	$(3,304)	$(2,917)	$1,946	$(1,946)	$(2,917)

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated	CBD Holdings	Restricted Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)…………….	$(3,749)	$1,117	$(1,117)	$(3,749)	$(2,917)	$1,946	$(1,946)	$(2,917)
Adjustments to reconcile net
income (loss) to cash flows
provided by operating activities:
Depreciation and
amortization …...……...		12,096		12,096		12,305		12,305
Amortization of debt issuance
costs…………………………..	241	766		1,007	241	767		1,008
Subsidiary earnings…………	(1,117)		1,117		(1,946)		1,946
Changes in certain working
capital accounts:
Accounts receivable...…………...		(5,993)		(5,993)		(8,226)		(8,226)
Prepaid expenses and other
assets……...………………...		(1,716)		(1,716)		(91)		(91)
Deferred directory costs………...		(6,426)		(6,426)		(5,982)		(5,982)
Accounts payable……………….		(782)		(782)		328		328
Accrued liabilities………………		3,199		3,199		4,212		4,212
Deferred revenue………………..		4,134		4,134		4,792		4,792
Other………………………..	_______	(117)	___________	(117)	_______	(217)	___________	(217)
Net cash provided by (used in)
operating activities…………..	(4,625)	6,278		1,653	(4,622)	9,834	-	5,212
CASH FLOWS FROM INVESTING
ACTIVITIES – Capital		(93)		(93)	-	(97)	-	(97)
Expenditures
CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions		1,757	(456)	856
Distributions from (to) Members	(456)		456
Intercompany distributions received (paid)	4,625	(4,625)			4,625	(4,625)
Debt issuance costs……………..		(447)		(447)
Payments on borrowings………		(4,180)		(4,180)		(7,000)		(7,000)
Net cash provided by (used
in) financing activities……	4,169	(7,495)		(3,326)	4,625	(11,625)		(7,000)
NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS	(456)	(1,310)		(1,766)	3	(1,888)		(1,885)
CASH AND CASH
EQUIVALENTS:
Beginning of period……………...	456	7,217		7,673	889	11,768		12,657
End of period…………………....	-	$5,907	-	$5,907	$892	$9,880		$10,772
SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest………..	$4,625	$10,890	-	$15,515	$4,625	$11,369	-	$15,994
Cash paid for income taxes……

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As used herein, unless the context otherwise requires, “CBD Media” refers to the business of CBD Media LLC, “CBD Holdings” refers to CBD Media Holdings LLC, the parent of CBD Media, and the “Company,” “we,” “us,” “our” or other similar terms refer collectively to CBD Holdings and CBD Media.

CBD Holdings operates entirely through its wholly-owned subsidiary, CBD Media.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006.

Net Revenue. Net revenue for the three months ended June 30, 2007 was $22.7 million, consisting of $16.9 million in local advertising, $3.5 million in national advertising and $2.3 million in internet advertising. Net revenue for the three months ended June 30, 2006 was $23.0 million, consisting of $18.0 million in local advertising, $3.5 million in national advertising and $1.5 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in June 2006 and the increase of adjustment for reserves by $0.5 million.  In addition, internet revenue increased by $0.8 million over the same quarter in 2007.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.4 million and zero for the three months ended June 30, 2007 and 2006, respectively.  Adjustments as a percentage of total revenue were 2% for the three months ended June 30, 2006 and zero for the three months ended June, 30 2006.  The reduction in 2006 was reflective of an improvement on billed collections over the reserve rate being utilized previously.

Cost of Revenue. Cost of revenue was $8.1 million for the three months ended June 30, 2007 and $8.0 million for the three months ended June 30, 2006.  Cost of revenue represented 36% and 35% of net revenue for the three months ended June 30, 2007 and 2006, respectively.  The increase was primarily related to an increase in Internet production expense of $300 thousand due to increase internet revenue and reduced commissions expense of $200 thousand as a result of lower revenue.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended June 30, 2007 and $1.2 million for the three months ended June 30, 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.0 million for the three months ended June 30, 2007 and $6.2 million for the three months ended June 30, 2006.

Interest Expense. Interest expense was $8.2 million for the three months ended June 30, 2007 and $8.5 million for the same period in 2006.

Net Loss. Net loss was $0.7 million for the three months ended June 30, 2007 and was $0.8 million for the same period in 2006.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006.

Net Revenue. Net revenue for the six months ended June 30, 2007 was $43.5 million, consisting of $32.1 million in local advertising, $7.1 million in national advertising and $4.3 million in internet advertising; net revenue for the six months ended June 30, 2006 was $44.2 million, consisting of $34.4 million in local advertising, $7.1 million in national advertising and $2.7 million in internet advertising.  Net revenue decreased $0.7 million as a result of an increase over the six months of $0.4 million in reserve adjustments and a decrease in local print revenue of $1.8 million relating to lower gross revenues in 2006.  This decrease was partially offset by a $1.6 million increase in internet revenue.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $1.1 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.  Adjustments as a percentage of total revenue were 3% for the six months ended June 30, 2007 and 2% for the six months ended June 30, 2006.  The reduction in 2006 was reflective of an improvement on billed collections over the reserve rate being utilized previously.

Cost of Revenue. Cost of revenue was $16.1 million for the six months ended June 30, 2007 and $15.6 million for the six months ended June 30, 2006.  Cost of revenue was 37% of net revenue for the six months ended June 30, 2007 and 35% of net revenue for the six months ended June 30, 2006.  The increase was primarily related to an increase in Internet production expense of $800 thousand due to increase internet revenue and reduced commissions $400 thousand as result of lower print revenues.

General and Administrative Expense. General and administrative expense was $2.7 million for the six months ended June 30, 2007 and $2.3 million for the six months ended June 30, 2006.  General and administrative expense was 6% and 5% of net revenue for the six months ended June 30, 2007 and 2006, respectively.  The increase is due to additional one-time expenses associated with the Combination.

Depreciation and Amortization Expense. Depreciation and amortization expense was $12.1 million for the six months ended June 30, 2007 and $12.3 million for the six months ended June 30, 2006.

Interest Expense. Interest expense was $16.4 million for the six months ended June 30, 2007 and $16.9 million for the six months ended June 30, 2006.  The decrease is primarily related to the decrease in the outstanding balance on the term loan facility.

Net Loss. Net loss was $3.7 million for the six months ended June 30, 2007 and $2.9 million for the six months ended June 30, 2006.  The increase loss was due to lower revenues associated with local print revenues and increase costs associated with higher internet advertising revenue.  These factors were partially off set by lower amortization expense and reduced interest expense as a result of lower outstanding debt levels.

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

Total capital expenditures were $93,000 in 2007 and $97,000 in 2006.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by Operations.  Net cash provided by operations for the six months ended June 30, 2007, was $1.6 million as compared to $5.2 million for the same period in 2006.   The change was primarily due higher net loss, an increase in prepayment of $1.5 million relating to the early payment in 2007 of the management fee.  In addition, accrued liabilities decreased $1.0 million as a result of $400 thousand reduction in accrued interest and a reduction of $600 thousand relating to the restricted dividend which was paid on March 20, 2007.

Net Cash Used In Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2007, was $3.3 million as compared to $7.0 million for the same period in 2006.  The change was primarily due to decrease in payments on borrowings.

  Net Cash Used in Investing Activities.  Net cash used in investing activities was $93,000 for the six months ended June 30, 2007 and $97,000 for the six months ended June 30, 2006.

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

CBD Media has made significant distributions to CBD Holdings in connection with the 2003 recapitalization, the 2004 recapitalization and the interest payment requirements on the senior notes.  As a result of these distributions, a significant amount of cash is unavailable to make payments on CBD Media’s indebtedness or on the senior notes.  We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand.  Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.

Following the payment of these distributions to CBD Holdings, CBD Media has limited capacity to make distributions to us in the near future.  Given the restrictions on CBD Media under the debt covenants, we currently anticipate that, in order to make scheduled payments of interest and liquidated damages, if any, on the senior notes, CBD Media will be required to (1) generate, every six months, restricted payment capacity under the restricted payment covenant under the indenture governing the senior subordinated notes in excess of $4.625 million and (2) have the ability to incur at least $1.00 of additional debt under such indenture.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at June 30, 2007
January 1, 2007 through June 30, 2007	7.50 to 1.00	7.05 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at June 30, 2007
October 1, 2006 through September 30, 2007	2.75 to 1.00	2.14 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Interest Coverage Ratio at June 30, 2007
For each fiscal quarter from January 1, 2007 and thereafter	1.35 to 1.00	1.62 to 1.00

Agreements with affiliates.  We were a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI.  This advisory agreement required us to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses.  Pursuant to a letter of instruction effective October 1, 2003, ACI directed us to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursements of expenses.  Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI.  The letter of instruction has been withdrawn and, pursuant to the advisory agreement, we made quarterly payments of $500,000 to ACI directly and reimbursed ACI for reasonable expenses, effective October 1, 2004.  Such advisory agreement terminated upon the consummation of the Combination.  No amounts were paid to ACI during the quarter ended June 30, 2007.

In connection with the Combination, CBD Media and LIMI entered into a management services agreement.  This advisory agreement requires CBD Media to make an annual payment of $2 million to LIMI.  CBD paid $2 million to LIMI in the quarter ended June 30, 2007 and will recognize such payment over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of June 30, 2007, approximately 70% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.1 million.  The fair value of our debt obligations was approximately $360.4 million as of June 30, 2007.

Item 4T. Controls and Procedures.

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

The management of CBD Holdings assessed the effectiveness of the company's internal control over financial reporting as of June 30, 2007, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

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

Because of the material weakness described in the preceding paragraph, management believes that as of June 30, 2007, the Company's internal control over financial reporting was not effective.

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

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds.  Not applicable.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Item 6. Exhibits

Exhibit 10.1	Third Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated as of July 1, 2007.
Exhibit 10.2	Second Amended Employment Agreement between CBD Media LLC and David D. Miller dated July 1, 2007.
Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

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

CBD MEDIA HOLDINGS LLC

Date: August 9, 2007	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: August 9, 2007
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

Date: August 9, 2007
	By:	/s/ JOHN P. SCHWING
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media Holdings LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media Holdings LLC for the quarter ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media Holdings LLC.

Date: August 9, 2007
	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: August 9, 2007
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